Form 10-Q
period 2015-01-31
Go Public II Inc.
filed 2015-02-24
CIK 1582586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2015

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 20, 2015: 20,000,000 shares of common stock.

TABLE OF CONTENTS

Go Public II, INC.

INDEX

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	F2

Condensed Balance Sheets at January 31, 2015 (unaudited) and July 31, 2014		F2

Condensed Statements of Operations for the Three and Six Months ended January 31, 2015 and 2014 (unaudited)		F3

Condensed Statements of Changes in Stockholder (Deficit) through January 31, 2015		F4

Condensed Statements of Cash Flows for the Six Months ended January 31, 2015 and 2014 (unaudited)		F5

Notes to Condensed Unaudited Financial Statements		F6-F7

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	4

ITEM 4	CONTROLS AND PROCEDURES	4

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	4

ITEM 1A	RISK FACTORS

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	4

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	4

ITEM 4	MINE SAFETY DISCLOSURES	5

ITEM 5	OTHER INFORMATION	5

ITEM 6	EXHIBITS	5

SIGNATURES		5

-F1-

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Go Public II, INC.

CONDENSED BALANCE SHEETS

	As of January 31, 2015 (unaudited)	As of July 31, 2014 (audited)
ASSETS
Current Assets

Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDER EQUITY (DEFICIT)
Current Liabilities

Accrued expenses	1,250	2,000

Total Current Liabilities	1,250	2,000

TOTAL LIABILITIES	1,250	2,000

Stockholder’s Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	—	—

Common stock ($.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of January 31, 2015 and July 31, 2014)	2,000	2,000
Additional Paid in Capital	6,662	3,544
Accumulated Deficit	(9,912)	(7,544)

Total Stockholder’s (Deficit)	(1,250)	(2,000)

TOTAL LIABILITIES & STOCKHOLDER’S (DEFICIT)	$—	$—

See Accompanying Notes to Unaudited Condensed Financial Statements

-F2-

Go Public II, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended January 31, 2015	Three Months Ended January 31, 2014	Six Months Ended January 31, 2015	Six Months Ended January 31, 2014
Revenues	$—	$—	$—	$—
Total Revenues	—	—	—	—
General & Administrative Expenses	$568	$—	$568	$—
Share- based Expenses	—	—	—	—
Organization and Related Expenses	—	—	—	—
Professional fees	$1,250	$—	$1,800	$750
Total General & Administrative Expenses	1,818	500	2,368	750
Net Loss	(1,818)	(500)	(500)	(500)
Basic Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

See Accompanying Notes to Unaudited Condensed Financial Statements

-F3-

Go Public II, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S (DEFICIT)

	Common Stock	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
July 22, 2013— Shares issued for services rendered at $.0001 per share, July 29, 2013	20,000,000	$2,000	$—	$—	$2,000
Net loss for the period from July 22, 2013 through July 31, 2014	—	—	—	(4,244)	(4,244)

Balance July 31, 2013 (audited)	20,000,000	2,000	—	(4,244)	(2,244)

Net loss for the period from August 1, 2013 through July 31, 2014	—	—	—	(3,300)	(3,300)
Contributed expenses	—	—	3,544	—	3,544

Balance July 31, 2014 (audited)	20,000,000	2,000	3,544	(7,544)	(2,000)

Net loss for the period August 31, 2014 through January 31, 2015	—	—	—	(2,368)	(2,368)
Contributed expenses	—	—	3,118	—	3,118

Balance January 31, 2015	20,000,000	$2,000	$6,662	$(9,912)	$(1,250)

See Accompanying Notes to Unaudited Condensed Financial Statements

-F4-

Go Public II, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended January 31, 2015	For the Six Months Ended January 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,368)	$(750)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Expenses contributed to capital	3,118	—
Changes in current assets and liabilities:
Prepaid expenses	$—	$2,000
Accounts payable-Related party	—	250
Accrued expenses	$700	$(1,500)
Net cash provided by (used in) operating activities	—	—

See Accompanying Notes to Unaudited Condensed Financial Statements

-F5-

Go Public II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2015

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Go Public II, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on July 22, 2013, with an objective to acquire, or merge with, an operating business. As of January 31, 2015 the Company had not yet commenced any operations.

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

The results of operations for the six month period ended January 31, 2015 are not necessarily indicative of the results for the full fiscal year ending July 31st.

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

Cash AND CASH equivalents.

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $0 at January 31, 2015 and July 31, 2014.

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

COMMITMENTS AND CONTINGENCIES.

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments nor contingencies as of January 31, 2015 and July 31, 2014.

EARNINGS (LOSS) PER SHARE.

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of January 31, 2015.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Income taxes.

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at January 31, 2015 or July 31, 2014.

RELATED PARTY TRANSACTIONS.

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party transactions for the six month periods ending January 31, 2015 and 2014 totaled $3,118 and $0, respectively and were comprised solely of expenses contributed to capital. Related party amounts totaled $6,662 and $3,594 at January 31, 2015 and July 31, 2014 and consisted solely of expenses contributed to capital.

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

Share-based expense for the six months ended January 31, 2015 and 2014 was $0 and $0, respectively.

-F6-

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

In August 2014, FASB issued (ASU) No. 2014-15, Presentation of Financial Statements – Going Concern; Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted but not required; at this time we are not early adopting. As the objective of this accounting standard is to provide guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern, the adoption of this standard is not expected to impact our financial position or results of operations.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities and also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, with early application permitted. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). We early adopted this pronouncement in July 2014. As the objective of the amendments in this update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities our early adoption of this guidance has not impacted our financial position or results of operations.

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

NOTE 4 - INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of January 31, 2015, the Company has incurred net losses of $9,912 resulting in a net operating loss for income tax purposes. NOLs begin expiring in 2033. The loss results in a deferred tax asset of approximately $3,500 at the effective statutory rate of 35%. The deferred tax asset has been off-set by an equal valuation allowance.

	January 31,
	2015	2014
Deferred tax asset, generated from net operating loss at statutory rates	$3,500	$1,700
Valuation allowance	(3,500)	(1,700)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	35.0%
Increase in valuation allowance	(35.0%)
Effective income tax rate	0.0%

NOTE 5 - STOCKHOLDER’S EQUITY

Preferred Stock

The authorized preferred stock of the company consists of 20,000,000 shares. There were no shares issued and outstanding as of January 31, 2015.

Common Stock

The authorized common stock of the company consists of 500,000,000 shares with a par value if $0.0001. There were 20,000,000 shares issued and outstanding as of January 31, 2015.

On July 29, 2013, the Board of Directors issued 20,000,000 shares of common stock to the founding shareholder in exchange for services rendered that included developing the Company’s business concept and plan and which were valued at $2,000.

Additional Paid in Capital

Amounts contributed to additional paid in capital for the periods ending January 31, 2015 and July 31, 2014 totaled $6,662 and $3,544, respectively. (Note 6)

NOTE 6 - RELATED-PARTY TRANSACTIONS

Equity - Additional paid in capital

During the six month period ended January 31, 2015 our sole officer and director contributed additional paid in capital in the amount of $3,118 to fund operating expenses.

During the period ended July 31, 2014 our sole officer and director contributed additional paid in capital in the amount of $3,544 to fund operating expenses.

Total amounts contributed at January 31, 2015 totaled $6,662. (Note 5)

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

-F7-

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

RESULTS OF OPERATIONS

For the three months ended January 31, 2015 and 2014.

We had no revenue in the three month periods ending January 31, 2015 and 2014.Our operating expenses were $1,818 and $500 for the three months ended January 31, 2015 and 2014, respectively. Operating expenses were solely general and administrative in nature and consisted primarily of professional fees. The increase in operating expenses is primarily attributable to increased audit and review fees and accounting and tax fees. Our net losses equaled our operating expenses.

For the six months ended January 31, 2015 and 2014.

We had no revenue in the six month periods ending January 31, 2015 and 2014.

Our operating expenses were $2,368 and $750 for the six months ended January 31, 2015 and 2014, respectively. Operating expenses were solely general and administrative in nature and consisted primarily of professional fees. The increase in operating expenses is primarily attributable to increased audit and review fees and accounting and tax fees. Our net losses equaled our operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of January 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of January 31, 2015 and July 31, 2014.

As of January 31, 2015 we had no cash and no assets. We had current liabilities of $1,250.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2015. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

For a full discussion of our internal control over financial reporting, please refer to Item 9A, “Controls and Procedures”, in our 2014 Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended January 31, 2015 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on July 22, 2013. (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended January 31, 2015. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 22, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Go Public II, Inc.

(Registrant)

By: /s/ Thomas DeNunzio

Principal Executive Officer

Principal Financial Officer

Dated: February 20, 2015