Form 10-Q
period 2015-04-30
Go Public II Inc.
filed 2015-06-09
CIK 1582586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2015

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55026

Go Public II, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1722026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 Reservoir Avenue, #123 Cranston, R.I.	02906
(Address of principal executive offices)	(Zip Code)

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

[X]Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 5, 2015: 20,000,000 shares of common stock.

TABLE OF CONTENTS

Go Public II, INC.

INDEX

PART I-FINANCIAL INFORMATION

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Go Public II, INC.

CONDENSED BALANCE SHEETS

	As of April 30, 2015 (unaudited)	As of July 31, 2014 (audited)
ASSETS
Current Assets

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDER EQUITY (DEFICIT)
Current Liabilities

Accrued expenses	1,250	2,000

Total Current Liabilities	1,250	2,000

TOTAL LIABILITIES	1,250	2,000

Stockholder’s Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	-	-

Common stock ($.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of April 30, 2015 and July 31, 2014)	2,000	2,000
Additional Paid in Capital	8,458	3,544
Accumulated Deficit	(11,708)	(7,544)

Total Stockholder’s (Deficit)	(1,250)	(2,000)

TOTAL LIABILITIES & STOCKHOLDER’S (DEFICIT)	$-	$-

See Accompanying Notes to Unaudited Condensed Financial Statements

Go Public II, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended April 30, 2015	Three Months Ended April 30, 2014	Nine Months Ended April 30, 2015	Nine Months Ended April 30, 2014
Revenues	$—	$—	$—	$—
Total Revenues	—	—	—	—
General & Administrative Expenses	$546	$—	$1,114	$—
Share- based Expenses	—	—	—	—
Organization and Related Expenses	—	—	—	—
Professional fees	$1,250	$550	$3,050	$1,300
Total General & Administrative Expenses	$1,796	$550	$4,164	$1,300
Net Loss	$(1,796)	$(550)	$(4,164)	$(750)
Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

See Accompanying Notes to Unaudited Condensed Financial Statements

Go Public II, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S (DEFICIT)

	Common Stock	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
July 22, 2013— Shares issued for services rendered at $.0001 per share, July 29, 2013	20,000,000	$2,000	$—	$—	$2,000
Net loss for the period from July 22, 2013 through July 31, 2014	—	—	—	(4,244)	(4,244)

Balance July 31, 2013 (audited)	20,000,000	2,000	—	(4,244)	(2,244)

Net loss for the period from August 1, 2013 through July 31, 2014	—	—	—	(3,300)	(3,300)
Contributed expenses	—	—	3,544	—	3,544

Balance July 31, 2014 (audited)	20,000,000	2,000	3,544	(7,544)	(2,000)

Net loss for the period August 31, 2014 through April 30, 2015	—	—	—	(4,164)	(4,164)
Contributed expenses	—	—	4,914	—	4,914

Balance April 30, 2015	20,000,000	2,000	8,458	(11,708)	(1,250)

See Accompanying Notes to Unaudited Condensed Financial Statements

Go Public II, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended April 30, 2015	For the Nine Months Ended April 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(4,164)	$(1,300)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Expenses contributed to capital	4,914	—
Changes in current assets and liabilities:
Prepaid expenses	$—	$2,000
Accounts payable-related party	—	750
Accrued expenses	$(750)	$(1,450)
Net cash provided by (used in) operating activities	0	0

See Accompanying Notes to Unaudited Condensed Financial Statements

Go Public II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF APRIL 30, 2015

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Go Public II, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on July 22, 2013, with an objective to acquire, or merge with, an operating business. As of April 30, 2015 the Company had not yet commenced any operations.

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

The results of operations for the nine month period ended April 30, 2015 are not necessarily indicative of the results for the full fiscal year ending July 31, 2015.

SHELL COMPANY STATUS.

We are considered a shell company as defined in Rule 12b-2 of the Exchange Act. Rule 12b-2 of the Exchange Act defines a “shell company” as a registrant that has “no or nominal operations” and “either no or nominal assets or assets consisting solely of cash and cash equivalents or assets consisting of any amount of cash and cash equivalents and nominal other assets.” Our shell company status prevents investor from reselling our shares under Rule 144(i) unless and until 12 months after we are no longer considered a shell company. We caution investors as to the highly illiquid nature of an investment in our shares.

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

Cash AND CASH equivalents.

For the purpose of the financial statements cash equivalents include all highly liquid investments with original maturity of three months or less. Cash and cash equivalents were $0 at April 30, 2015 and July 31, 2014.

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

COMMITMENTS AND CONTINGENCIES.

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments nor contingencies as of April 30, 2015 and July 31, 2014.

EARNINGS (LOSS) PER SHARE.

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of April 30, 2015.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Income taxes.

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at April 30, 2015 or July 31, 2014.

RELATED PARTY TRANSACTIONS.

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party transactions for the nine month periods ending April 30, 2015 and 2014 totaled $4,914 and $0, respectively and were comprised solely of expenses contributed to capital by sole director/officer. Related party amounts totaled $8,458 and $3,594 at April 30, 2015 and July 31, 2014 and consisted solely of expenses contributed to capital.

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

Share-based expense for the nine months ended April 30, 2015 and 2014 was $0 and $0, respectively.

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

In January 2015, FASB issued Accounting Standards Update (ASU) No. 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20). This update eliminates from GAAP the concept of extraordinary items. The amendments in this update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The amendment may be applied both prospectively and retrospectively. Early adoption is permitted, but not required; as long as the standard is applied from the beginning of the fiscal year of adoption. As the objective of this standard is to reduce cost and complexity and alleviate uncertainty while maintaining or improving the usefulness of information provided to the users of financials statements, the adoption of this standard is not expected to impact our financial position or results of operations.

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

NOTE 4 - INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of April 30, 2015, the Company has incurred net losses of $11,708 resulting in a net operating loss for income tax purposes. NOLs begin expiring in 2033. The loss results in a deferred tax asset of approximately $4,100 at the effective statutory rate of 35%. The deferred tax asset has been off-set by an equal valuation allowance.

	April 30,
	2015	2014
Deferred tax asset, generated from net operating loss at statutory rates	$4,100	$1,900
Valuation allowance	(4,100)	(1,900)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	35.0%
Increase in valuation allowance	(35.0%)
Effective income tax rate	0.0%

NOTE 5 - STOCKHOLDER’S EQUITY

Preferred Stock

The authorized preferred stock of the company consists of 20,000,000 shares. There were no shares issued and outstanding as of April 30, 2015.

Common Stock

The authorized common stock of the company consists of 500,000,000 shares with a par value if $0.0001. There were 20,000,000 shares issued and outstanding as of April 30, 2015.

On July 29, 2013, the Board of Directors issued 20,000,000 shares of common stock to the founding shareholder in exchange for services rendered that included developing the Company’s business concept and plan and which were valued at $2,000.

Additional Paid in Capital

Amounts contributed to additional paid in capital for the periods ending April 30, 2015 and July 31, 2014 totaled $8,458 and $3,544, respectively. (Note 6)

NOTE 6 - RELATED-PARTY TRANSACTIONS

Equity - Additional paid in capital

During the nine month period ended April 30, 2015 our sole officer and director contributed additional paid in capital in the amount of $4,914 to fund operating expenses.

During the period ended July 31, 2014 our sole officer and director contributed additional paid in capital in the amount of $3,544 to fund operating expenses.

Total amounts contributed at April 30, 2015 totaled $8,458. (Note 5)

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

RESULTS OF OPERATIONS

For the three months ended April 30, 2015 and 2014.

We had no revenue in the three month periods ending April 30, 2015 and 2014. Our operating expenses were $1,796 and $550 for the three months ended April 30, 2015 and 2014, respectively. Operating expenses were solely general and administrative in nature and consisted primarily of professional fees. The increase in operating expenses is primarily attributable to increased audit and review fees and accounting and tax fees. Our net losses equaled our operating expenses.

For the nine months ended April 30, 2015 and 2014.

We had no revenue in the nine month periods ending April 30, 2015 and 2014.

Our operating expenses were $4,164 and $1,300 for the nine months ended April 30, 2015 and 2014, respectively. Operating expenses were solely general and administrative in nature and consisted primarily of professional fees. The increase in operating expenses is primarily attributable to increased audit and review fees and accounting and tax fees. Our net losses equaled our operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

We have no internal sources of liquidity. Our only external source of liquidity is our sole officer/director who personally funds our operating expenses through contributions to capital. There is no assurance of his ability to continue personally funding our operating expenses. There is no assurance we would be able to secure additional sources of funding.

We have no known demands or commitments and are not aware of any events or uncertainties as of April 30, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of April 30, 2015 and July 31, 2014.

As of April 30, 2015 we had no cash and no assets. We had current liabilities of $1,250.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2015. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

For a full discussion of our internal control over financial reporting, please refer to Item 9A, “Controls and Procedures”, in our 2014 Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended April 30, 2015 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on July 22, 2013. (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended April 30, 2015. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 22, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Go Public II, Inc.

(Registrant)

By: /s/ Thomas DeNunzio

Chief Executive Officer

Chief Financial Officer

Dated: June 5, 2015