Form 10-K
period 2015-07-31
China Soar Information Technology, Inc.
filed 2015-11-13
CIK 1582586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JULY 31, 2015

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55026

China Soar Information Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1722026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12 Harcourt Road , Bank of America Tower, Suite 1308 Central, Hong Kong
02910
(Address of Principal Executive Offices)	(Zip Code)

Go Public II, Inc.

780 Reservoir Avenue, #123

Cranston, RI 02910

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

[X] Yes  [ ] No

At June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $5,500.

At October 31, 2015, there were 75,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Smart APP

30min Meet Your Personalized Mobile Internet Applications

Create Your Own e-commerce Web Site

产品介绍
魔云Smart App
轻松拥有您的专属手机应用！
向导拖拽式操作
魔云—慧食
的宣传推广方式
推出Android和IOS两个版本
魔云—移动商城

Smart app
Register log in
Content Management
Add information
Add Product
Add Video
...
Design
Set style
New Page
Drag the component design page
Save and publish
Create APP
Setting APP
Setting Push
More functions
Binding domain name
Set Alipay
Set SMS

China soar information technology, INC.

PART I

Item 1. Business.

China Soar Information Technology, Inc. fka Go Public II, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on July 22, 2013 as a Form 10 blank check shell company with an objective to acquire, or merge with, an operating business. On August 24, 2015 the Company completed a transaction (the “Transaction”) in the form of a software license and royalty agreement, (the “ License” or the “License Agreement”) with a foreign company organized under the laws of the Peoples Republic of China, known as “Zhengzhou Xiangtian Information Technology Company Limited,” ("ZXITC"). The president of ZXITC is our sole director, Mu Chun Lin. The License Agreement allows us to receive a revenue stream equal to 45% of the gross revenue of ZXITC in exchange for licensing our intellectual property which is a mobile phone internet marketing application program that we purchased from our CEO.

Therefore we have ceased to be a blank check shell company and have adopted a new business plan to provide mobile phone internet marketing services to business owners in China and Hong Kong. We plan on offering similar services in the U.S, Europe and South America. On May 26, 2015, Mu Chun Lin was appointed as sole Officer and sole Director of China Soar Information Technology, Inc., making Mu Chun Lin a related party as he is also the president and CEO of Zhengzhou Xiangtian Information Technology Company.

The License includes the right to enter into certain agreements and use our intellectual property. The Company did not acquire any plant and equipment, and any other business and operational assets of ZXITC as part of the License, and the Company did not hire any employees of ZXITC except for Mu Chun Lin. ZXITC will continue as an independent company, operating in the Peoples Republic of China after the Transaction. The License relates to the development and operation of a Internet and Mobile Marketing Platform in China and Hong Kong. ZXITC plans to utilize the License to provide unique online and mobile marketing services in China and Hong Kong. Our principal executive offices are located at 12 Harcourt Road, Bank of America Tower, Suite 1308, Central, Hong Kong.

Our activities have been limited to developing our business and financial plans. We will not have the necessary capital to develop or execute our business plan until we are able to secure financing. On June 6, 2015, the Company determined that it was in the best interests of the Company to issue 20,000,000 shares of common stock with a par value of $ .0001 to Mu Chun Lin, our sole officer and director as compensation for services rendered including but not limited to furthering the Company’s business plan. On June 12, 2015, the Company determined that it was in the best interests of the Company to offer for sale 55,000,000 shares of its restricted common stock with a par value of $.0001 to be used for general corporate purposes as determined by our sole officer and director, Mu Chun Lin. Proxy Management Consultants LTD of Hong Kong acted as the Company’s escrow agent. The foregoing shares were sold pursuant to Regulation S of the Act. We believe we need to raise $750,000 to execute our business plan over the next 12 months.

In their audit report dated November 11, 2015, our auditor has expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our President, Chief Executive Officer and sole Director Mu Chun Lin may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital within 12 months of the effective date of this registration statement, we may be required to suspend or cease the implementation of our business plan.

Item 1A. Risk Factors.

Risks Relating to the Company’s Securities

We may never have a public market for our common stock or may never trade on a recognized exchange. Therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our securities. Our shares are not and have not been listed or quoted on any exchange or quotation system.

In order for our shares to be quoted, a market maker must agree to file the necessary documents with FINRA. In addition, it is possible that such application for quotation may not be approved and even if approved it is possible that a regular trading market will not develop or that if it did develop, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

We may in the future issue additional shares of our common stock, which may have a dilutive effect on our stockholders.

Our Certificate of Incorporation authorizes the issuance of 500,000,000 shares of common stock, of which 75,000,000 shares are issued and outstanding as of October 31, 2015. The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our Certificate of Incorporation authorizes us to issue up to 20,000,000 shares of preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval.

Our preferred stock does not have any dividend, conversion, liquidation, or other rights or preferences, including redemption or sinking fund provisions. However, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

We do not currently intend to pay dividends on our common stock and consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

ADMISSION TO QUOTATION ON THE OTC BULLETIN BOARD

We intend to have our common stock be quoted on the OTCQB operated by OTC Markets Group, Inc. and or Over the Counter Bulletin Board, “OTCBB”. There is no assurance that the shares will ever be quoted on the OTCQB or OTCBB.  To be quoted on the OTCQB or OTCBB, a market maker must apply to make a market in our common stock. If our securities are not quoted on the OTC Bulletin Board, a security holder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The OTCQB and OTC Bulletin Board differs from national and regional stock exchanges in that it:

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

Holders

As of October 27, 2015, there were approximately 41 shareholders of record of our common stock and 75,000,000 shares of common stock deemed outstanding.

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

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

On April 2, 2015, Thomas DeNunzio of 780 Reservoir Avenue, #123, Cranston, RI 02910, the sole shareholder of Go Public II, Inc. (the “Registrant” or “Company”), entered into a Share Cancellation Agreement (the “Agreement”) with Mr. Mu Chun Lin with an address at 81 Hao Lou, Zong Bu Qi Ye Ji Di, Gao Xin Qu, Ying Chun Ji. Zheng Zhou City, Henan Province PRC, China. Pursuant to the Agreement, on May 26, 2015 Mr. DeNunzio cancelled 20,000,000 shares of our common stock which represented all of our issued and outstanding shares in consideration of $34,900. The cancelled shares were returned to treasury resulting in Mr. DeNunzio owning after the share cancellation no shares of common stock or any other securities of the Company. Concurrently, after the cancellation of Mr. DeNunzio’s shares, on or about June 6, 2015 the Company issued Mr. Mu Chun Lin 20,000,000 shares of our common stock to carry out our business plan.

On June 12, 2015, we entered into subscription agreements with 40 Chinese shareholders. Pursuant to those agreements, we sold 55,000,000 shares of common stock of the Company to these individuals at a par value of $.0001. Each selling stockholder listed in the caption “Selling Shareholders”, excluding Mu Chun Lin, our sole director paid $.0001 per share of common stock in cash on June 12, 2015 pursuant to a Regulation S offering.

The shares of common stock owned prior to this offering by each shareholder listed in the caption “Selling Shareholders”, excluding Mu Chun Lin represents the same number of shares purchased and subscribed for pursuant to the Regulation S offering.

We claim an exemption from registration afforded by Regulation S of the Securities Act of 1933, as amended ("Regulation S") for the above sales of the stock since the sales of the stock were made to all non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Item 6. Selected Financial Data.

Not applicable because the Company is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended July 31, 2015, found in this report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” as described in in Part I, Item 1A of this report.

 Our cash balance is $0 as of July 31, 2015. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Mu Chun Lin, our President, Chief Executive Officer and Director, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. Mu Chun Lin, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require a minimum of $750,000 of funding. Therefore, we have filed an S-1 registration on September 3, 2015. Being a start up stage company, we have a very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

Long term financing beyond the maximum aggregate amount of this offering will be required to fully implement our business plan. The exact amount of funding will depend on funding required for full implementation of our business plan. Our expansion may include expanding our office facilities, hiring sales personnel and developing a customer base.

If we do not receive any proceeds from the offering or the minimum amount of $750,000 that we require to operate for the next 12 months Mu Chun Lin has informally agreed to advance us funds, however, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely. Even if we raise $750,000 from this offering, it will most likely only last one year. We may need more funds for business operations in the next year, and we will have to revert to obtaining additional money.

Company Overview

Corporate History

China Soar Information Technology, Inc., a Delaware corporation (“the Company”) fka Go Public II, Inc. was incorporated under the laws of the State of Delaware on July 22, 2013. We changed our name from Go Public II, Inc. to China Soar Information Technology with the Delaware Secretary of State on June 16, 2015.

On May 26, 2015, our former director, Thomas DeNunzio resigned and Mu Chun Lin was appointed as our sole President, CEO, CFO and Director. Mu Chun Lin also became our sole shareholder.

Business Information

Introduction

We currently own intellectual property to utilize, market, further develop and sell in North America a software application called (“MIMA”) to entrepreneurs and small businesses whereas any merchant can easily create a WEB/WAP e-commerce website or cell phone client and enterprise mobile management information system by themselves. Merchants will not have to rent network hardware operation system, entrust software development and recruit professional management. Instead, we can offer the required network infrastructure and software and hardware platform for the merchant with a low monthly fee. MIMA was created and developed by our director, Mu Chun Lin over the course of ten years.

Our LicensEE

Zhengzhou Xiangtian Information Technology Company Limited was established by our director Mu Chun Lin in December, 2005. Since inception, the Company has been concentrated on the research and development of software and hardware in the mobile internet industry and has achieved many technology achievements in the application field of big data. Over the five years, the Company has built an efficient project team, integrated mobile internet technology and self-developed mobile internet application platform; developing several products types and conducts users’ test . China’s Central Government is giving supporting policy to “Internet Plus” Industries which will allow ZXITC to develop their products to provide mobile internet communication application system to users for the rapid development of mobile internet application in China.

In 2012, ZXITC had the advantage to work with China’s internet network information center, (CNNIC), the Issuer of internet content provider (ICP) of all the websites hosted in China on mobile URL, General URL and Trusted URL to integrate with their mobile Internet cloud application system. The joint development will expedite the construction of CNNIC public supporting service system with 10% of the original cost. Subsequently, the Company began to develop a website which allows their users to create and manage their own mobile application with minimal technical knowledge. The website developed exclusively for the Chinese market, is named “MOYUN”. Currently, MOYUN Internet Mobile Application (MIMA) cloud platform is the most comprehensive cloud infrastructure in the China’s Corporate Mobile Application systems. Since the free public test inception at January, 2012, MIMA has been one of the Chinese leading cross-platform mobile application developing tools. We believe that the market in North America is ripe for such an application notwithstanding that we will have to make definitive changes to utilize and maximize the mobile application system in North America.

ZXITC is the first company to utilize a “Drag and Drop” design interface for the Mobile Application development in order to provide a user friendly interface. The system reduces the cost of mobile application development, compatibility issues and other technical complication so that users can focus more on the product interface and business profile design.

The company is equipped with high performance server group and large bandwidth network to facilitate a stable and speedy access for their clients, so that they can enjoy an internet vendor class infrastructure through subscribing their services. The cloud system is implemented at software as a service level, (SaaS) whereas users can minimize their cost of establishing as e-commerce and for mobile application deployment.

PRODUCTS AND PROJECTS

The functions and features of MIMA (including services in-operation and not in- operation)

1.	Mobile website - for Corporate Mobile website, including contents management, and design interface.

2.	Mobile client application (APP) development - content management and design interface.

3.	Internet website - content management and design interface.

4.	Business Mobile integrated information system(Customized) - develops comprehensive mobile system with Attendance, ERP, CRM functions with highly flexible design features to meet majority SME’s information technology demands.

PLAN OF OPERATIONS

We plan to operate as a business to consumer, (B2C) to provide services to retailers that enable them to access, build, change, monitor and manage their e-commerce website from the convenience of their mobile telephone. We will have a full range of services and resources to work with customers towards achieving our customers’ mobile website and marketing goals. We will provide access to our services that are intended to be tailored to each customers’ marketing and website needs. We are not currently in any discussions with businesses or individuals but we do plan on it in order to maximize our business potential and distribution reach. No assurances can be provided that any agreement will be reached. We believe we are in a unique position to capitalize on the North American, European, South American market and gain a first move advantage to deliver a transparent and customer focused mobile marketing solution. Our primary focus will be small, middle and large businesses as well as individuals within North America. There are approximately 469.58 (according to Google) million people in North America, which makes it one of the most populous continents in the world and this represents our initial target market. We plan to offer mobile website and marketing solutions for a monthly fee to customers in North America. At the initial stages of our business plan all of our customers will have access to the standard MIMA features, including, free mobile-optimized templates, Premium industry-specific templates, Premium customized templates, Free web address(domain name), Premium customized web address(domain name), SEO-friendly domain name suggestions, instant, easy search engine optimization, (SEO), Social apps, reach your audience instantly ability, with all features having the ability to build, promote and market a customer's website either online or from the convenience of your mobile phone or tablet, free software upgrades. In addition, we will also offer as standard MIMA features, add maps and directions, daily deals promotion, add photos and videos instantly, secure cloud storage, automatic data back-up, analytics and reports, mobile editing and updating, fast loading pages, E-commerce tools, easy-to-use dashboard, and click to call. A material challenge to our business operations will be getting enough customers. In order to achieve this goal we will have to create incentives through advertising and other marketing venues, also, through a referral program for our customers to inform others of our services. We will encourage customers to share news about their services through email, Facebook, and Twitter, and other social media websites. If we are unable to attract customers it may have a material impact on our revenues or income or may result in our liquidity decreasing.

INDUSTRY OVERVIEW

This Form 10-K includes market and industry data that we have developed from publicly available information; various industry publications and other published industry sources and our internal data and estimates. Although we believe the publications and reports are reliable, we have not independently verified the data. Our internal data, estimates and forecasts are based upon information obtained from trade and business organizations and other contacts in the market in which we operate and our management’s understanding of industry conditions.

As of the date of the preparation of this Prospectus, these and other independent government and trade publications cited herein are publicly available on the Internet without charge. Upon request, the Company will also provide copies of such sources cited herein.

The Mobile Marketing Industry

Overview

Management contends that some perceive mobile advertising as closely related to online or internet advertising, though we believe its reach is far greater - currently, most mobile advertising is targeted at mobile phones, that came estimably to a global total of 6.9 billion as of 2014 (Source: mobithinking.com). Notably computers, including desktops and laptops, are currently estimated at approximately 1.9 billion globally (Source: ask.com).

It is probable, in our management’s opinion, that advertisers and media industry will increasingly take account of a bigger and fast-growing mobile market, though it remains at around 2.7% of global advertising spending and is estimated to increase to 7.6% by 2016 ( Source: statisa.com ). Mobile media is evolving rapidly, and while we believe mobile phones will continue to be the mainstay, it is not clear whether mobile phones based on cellular backhaul, or smart phones based on WiFi hot spot, or WiMAX hot zone, will also strengthen. However, as an illustration of the emergence of this form of advertising, that there is now a dedicated global advertising awards ceremony organized every year by Vision gain , a business information portal.

In information provided by the research firm Berg Insight, as mobile phones out number Television sets by over 3 to 1, and PC based internet users by over 4 to 1, and the total laptop and desktop PC population by nearly 5 to 1, advertisers in many markets, we contend, have recently rushed to this media. In Spain 75% of mobile phone owners receive ads, in France 62% and in Japan 54%.More remarkably as mobile advertising matures, like in the most advanced markets, the user involvement also matures. In Japan today, already 44% of mobile phone owners click on ads they receive on their phones. Mobile advertising was worth 900 million dollars in Japan alone. According to the research firm Berg Insight, the global mobile advertising market that was estimated to € 1 billion in 2008 Furthermore, Berg Insight forecasts the global mobile advertising market to grow at a compound annual growth rate of 43 percent to € 8.7 billion in 2014.

In the Q2 2013 "State of Mobile Advertising Report" by Opera Mediaworks, it is reported that mobile advertising is growing globally at a rapid rate. Opera Mediaworks reports that rich media ads are now averaging a 1.53 percentage click rate among users. App large banner ads are still the most popular, but they are on the decline.

 In China, A study by iResearch finds no indication of a slowdown in mobile growth as mobile devices become more popular and e-retailers invest in making mobile sites easier to use.

Chinese consumers spent 929.71 billion yuan ($148.16 billion) on shopping from their smartphones and tablets in 2014, up 239% from 274.00 billion yuan ($43.66 billion) in 2013, according to Chinese research firm iResearch.

That is a significant leap in one year for mobile shopping, given that online shopping grew only 49.8% to 2.814 trillion yuan ($448.47 billion) in China in 2014, according to iResearch, a Beijing-based firm that tracks e-commerce. IResearch attributes the uptick in mobile shopping mainly to the growing popularity of mobile devices and leading e-retailers’ investments in better serving mobile shoppers.

Mobile commerce seems likely to keep growing: iResearch forecasts mobile shopping will grow more than fourfold to 4.504 trillion yuan ($717. 75 billion) in sales in 2018.

Purchases on mobile devices accounted for 33% of online sales in China in 2014, compared with 14.5% in the prior year, according to iResearch.

The Chinese research company also predicts that mobile sales will surpass sales on personal computers in 2016 and reach 61.7% of online sales in 2018.

Using a mobile phone to browse the internet in China has considerably taken off towards the end of 2012, with an ever increasing amount of the public deciding to choose their mobile phones to browse the internet rather than traditionally sitting in front of a desktop. The mobile internet now is the biggest new growth engine for e-commerce in China. Online shopping is booming because of its convenience and cost effectiveness. And it’s not only young affluent urban dwellers who are purchasing luxury items online at cheaper prices than shopping malls rather residents in less developed regions are buying products that are not available in their home towns as noted in the Wall Street Journal on August 31, 2015.

Some interesting statistics according to China’s internet network information center, (“CNNIC”), the Issuer of internet content provider (ICP) of all the websites hosted in China on mobile URL, General URL and Trusted URL to integrate with their mobile Internet cloud application system.

•At the end of 2012 there were 564 million internet users in China which calculates as 42.1% of the total population

•Out of 564 million internet users, 420 million decides to use their mobile to surf the internet which accounts for 74.5% of the total internet browsing population

•The level of mobile browsing in China has become significantly higher than in the West.

The stats indicate the significance of mobile internet browsing in China. Therefore, in order for a company to have a significant brand image standing in the competitive Chinese market, a well- designed mobile website is what a company should be looking to build.

About three-quarters of Chinese in first-tier cities such as Beijing, Shanghai, Guangzhou, and Chongqing are already online, but in rural areas it’s 19 percent, according to a survey by McKinsey Digital of Hong Kong, which helps companies shape their digital strategies. Even so, rural Chinese have an affinity for e-commerce. Close to two-thirds of rural Chinese who do use the Internet say they have purchased items online; that compares with 72 percent of users in the cities.

Types of Mobile Ads

In some markets, this type of advertising is most commonly seen as a Mobile Web Banner (top of page) or Mobile Web Poster (bottom of page banner), while in others, it is dominated by SMS advertising Other forms include MMS advertising, advertising within mobile games and mobile videos, during mobile TV receipt, full-screen interstitials, which appear while a requested item of mobile content or mobile web page is loading up, and audio advertisements that can take the form of a jingle before a voicemail recording, or an audio recording played while interacting with a telephone-based service such as movie ticketing or directory assistance.

The Mobile Marketing Association and the IAB (Interactive Advertising Bureau) has published mobile advertising guidelines, but we contend that it is difficult to keep such guidelines current in such a fast-developing area.

The effectiveness of a mobile media ad campaign, in our estimation, can be measured in a variety of ways. The main measurements are impressions (views) and click-through rates

They are also sold to advertisers by views (Cost Per Impression) or by click-through (Cost Per Click). Additional measurements include conversion rates, such as click-to-call rates and other degrees of interactive measurement.

Mobile media can run on a mobile web page or within a mobile application, often referred to as in-App.

One of the popular models in mobile advertising, in our estimation, is Cost Per Install (CPI) where there the pricing model is based on the user installing an App on their mobile phone. CPI Mobile Advertising Networks work either as incent or non-incent. In the incent model the user is given virtual points or rewards to install the game or App.

Mobile Rich Media

In addition to standard mobile display banners, our management has observed a growing trend to include rich media execution within the banner ads. This includes banners that would expand to a larger size, offering advertisers a larger display to communicate their message. Games within the banner to make the experience more interactive or a video within the banner space.

There are limitations to rich media on mobile because all of the coding must be done in HTML5, since the iOS does not support flash.

COMPETITIVE ADVANTAGE

Customer Website creation

Website creation is a competitively open market focus on design level, the degree of grasping customers’ requirements and service ability. We have significant competitive advantages among other providers. whereas our website system mainly includes WAP/WEB and SaaS.

FUTURE DEVELOPMENT AND PLANS

As part of our development plan to face the ever challenging mobile B2C software market in North America, Europe and South America, we plan to further develop a MIMA Professional version of its enterprise application and constantly perfect core technology to form a comprehensive service for basic informatization application of businesses. Through constant evaluation of end user’s requirements, we plan to focus on development of a leading cloud operation platform for mobile internet enterprise website which will gradually attract an increasing number of users. We also plan to establish a cloud operation platform which fully covers smart mobile client by strengthening the cooperation with application products provider, content service provider, E-commerce hosting provider and Wireless network address licensors.

Recent Developments:

We filed an S-1/A registration statement on October 14, 2015.  The registration is not deemed effective as of the date of filing this form 10-K.

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

Capital Resources.

We had no material commitments for capital expenditures as of July 31, 2015 and 2014.

Results of Operations for the years ended July 31, 2015 and 2014

For the fiscal year ended July 31, 2015 as compared to the fiscal year ended July 31, 2014, total revenues were $0 and $0, respectively; and net losses were $19,358 and $3,300 respectively. The net losses were attributable to operating expenses. The operating expenses for the year ended July 31, 2015 included but not limited to professional and audit fees.  The operating expenses for the fiscal year ended July 31, 2014 were share-based compensation for our founder and sole officer and audit fees.

Liquidity

As of July 31, 2015 and 2014 we had cash and cash equivalents of $0 for both year and had working capital deficits of $0 and $2,000, respectively.  We have incurred no cash flows from operations since we started our business. We have spent and expect to continue to spend only those expenses and amounts necessary to maintain public company registration status. Based on our current plans, our sole officer and director will continue to fund operating expenses.

As of July 31, 2015 and 2014, we had zero cash used in and provided by investing activities.

As of July 31, 2015 and 2014, we had $5,500 and $0 cash provided by financing activities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

CHINA SOAR INFORMATION TECHNOLOGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm (Malone-Bailey)	F2

Report of Independent Registered Public Accounting Firm (RLB Certified Public Accountant PLLC)	F3

Balance Sheets at July 31, 2015 and July 31, 2014	F4

Statements of Operations and for the Years ended July 31, 2015 and 2014	F5

Statements of Changes in Stockholder (Deficit) for the Years ended July 31, 2015 and 2014	F6

Statements of Cash Flows for the Years ended July 31, 2015 and 2014	F7

Notes to Financial Statements	F8-F9

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM  MALONE-BAILEY

To the Board of Directors of

China Soar Information Technology, Inc.

Hong Kong

We have audited the accompanying balance sheet of China Soar Information Technology, Inc. (the "Company") as of July 31, 2015 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of July 31, 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and negative operating cash flows which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

November 11, 2015

-F2-

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

RLB Certified Public Accountant PLLC

Gulfport, Florida

September 27, 2014

-F3-

CHINA SOAR INFORMATION TECHNOLOGY, INC.

FKA GO PUBLIC I, INC.

BALANCE SHEETS

	As of July 31, 2015	As of July 31, 2014
ASSETS
Current Assets

Total Current Assets	-		-

TOTAL ASSETS	$-		$-

LIABILITIES & STOCKHOLDER EQUITY (DEFICIT)
Current Liabilities

Accrued expenses	-		2,000

Total Current Liabilities	-		2,000

TOTAL LIABILITIES	-		2,000

Stockholder’s Equity (Deficit)
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-		-

Common stock ,$.0001 par value, 500,000,000 shares authorized, 75,000,000 shares and 20,000,000 shares issued and outstanding as of July 31, 2015 and 2014, respectively	7,500		2,000
Additional Paid in Capital	19,402		3,544
Accumulated Deficit	(26,902)		(7,544)

Total Stockholder’s (Deficit)	$-	$

TOTAL LIABILITIES & STOCKHOLDER’S (DEFICIT)	$-		$-

The accompanying notes are an integral part of these financial statements.

-F4-

CHINA SOAR INFORMATION TECHNOLOGY, INC.

FKA Go Public II, INC.

STATEMENTS OF OPERATIONS

	Year Ended July 31, 2015	Year Ended July 31, 2014
Revenues	$-	$-
Total Revenues	-	-
General & Administrative Expenses
Organization and Related Expenses	1,308	—
Professional fees	18,050	3,300
Total General & Administrative Expenses	19,358	3,300
Net Loss	$(19,358)	$(3,300)
Basic and Diluted Loss Per Share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	27,383,562	20,000,000

The accompanying notes are an integral part of these financial statements.

-F5-

CHINA SOAR INFORMATION TECHNOLOGY, INC.

FKA Go Public II, INC.

STATEMENTS OF CHANGES IN STOCKHOLDER’S (DEFICIT)

FOR THE YEARS ENDED JULY 31, 2015 AND 2014

	Common Stock	Par	Additional Paid-In Capital	Accumulated Deficit	Total
Balance July 31, 2013	20,000,000	$2,000	$-	$(4,244)	$(2,244)

Net loss	-	-	-	(3,300)	(3,300)
Shareholder’s contributions	-	-	3,544	—	3,544

Balance July 31, 2014	20,000,000	2,000	3,544	(7,544)	(2,000)

Issuance of 55,000,000 shares on June 12, 2015 for cash	55,000,000	5,500	-	-	5,500

Net loss	-	-	-	(19,358)	(19,358)
Shareholder’s contributions	-	-	15,858	-	5,500

Balance July 31, 2015	75,000,000	$7,500	$19,402	$(26,902)	-

The accompanying notes are an integral part of these financial statements.

-F6-

CHINA SOAR INFORMATION TECHNOLOGY, INC.

FKA Go Public II, INC.

STATEMENTS OF CASH FLOWS

	Year Ended July 31, 2015	Year Ended July 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,358)	$(3,300)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Expenses contributed to capital	15,858	3,544
Changes in current assets and liabilities:
Prepaid expenses	-	2,000
Accounts payable-related party	-	(2,244)
Accrued expenses	(2,000)	-
Net cash used in operating activities	(5,500)	-
CASH FLOWS FROM FINANCING ACTIVITIES Proceeds from sale of common stock	5,500	-

Net cash provided by financing activities	5,500	-

Net increase in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of year	-	-
Cash and cash equivalents at end of year	-	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

-F7-

CHINA SOAR INFORMATION TECHNOLOGY, INC.

FKA Go Public II, INC.

NOTES TO FINANCIAL STATEMENTS

FOR YEARS ENDED JULY 31, 2015 AND 2014

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

China Soar Information Technology, Inc., a Delaware corporation (“the Company”) formerly known as Go Public II, Inc. was incorporated under the laws of the State of Delaware on July 22, 2013. On May 26, 2015, our former director, Thomas DeNunzio resigned and Mu Chun Lin was appointed as our sole president, CEO, CFO and director. Mu Chun Lin also became our sole shareholder. We changed our name from Go Public II, Inc. to China Soar Information Technology with the Delaware Secretary of State on June 16, 2015.

We currently own a piece of intellectual property to utilize, market, further develop and sell in North America, South America and Europe a software application called (“MIMA”) to entrepreneurs and small businesses whereas any merchant can easily create a WEB/WAP e-commerce website or cell phone client and enterprise mobile management information system by themselves. Merchants will not have to rent network hardware operation system, entrust software development and recruit professional management. Instead, we can offer the required network infrastructure, software and hardware platform for the merchant with a low monthly fee. MIMA was created, owned and developed by our director, Mu Chun Lin over the course of ten years.

Note 2 - Significant Accounting Policies

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

Cash AND CASH equivalents.

For the purpose of the financial statements cash equivalents include all highly liquid investments with original maturity of three months or less. Cash and cash equivalents were $0 as of July 31, 2015 and 2014.

COMMITMENTS AND CONTINGENCIES.

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were neither commitments nor contingencies as of July 31, 2015 and July 31, 2014.

EARNINGS (LOSS) PER SHARE.

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of July 31, 2015.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Income taxes.

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at July 31, 2015 and 2014.

RELATED PARTY TRANSACTIONS.

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. During the fiscal year ended July 31, 2015, expenses of $15,858 were paid by the current and former directors and are considered as contributions to capital. Our current sole director, Mr. Mu and the former sole director contributed $9,694 and $6,164 to the Company, respectively. During the fiscal year ended July 31, 2014, the former sole director contributed $3,544 to capital.

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

Share-based expense for the twelve months ended July 31, 2015 and 2014 was $0 and $0, respectively.

-F8-

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

NOTE 3 - GOING CONCERN

The accompanying financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company has no current revenue sources. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue - producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. Section 382 of the Internal Revenue Code generally requires us to limit the amount of its income in future years that can be offset by historic losses, i.e. net operating loss (NOL) carryforwards and certain built-in losses, after a corporation has undergone an ownership change. As of July 31, 2015, the Company has incurred net losses of $(26,902) resulting in a net operating loss for income tax purposes. NOLs begin expiring in 2033. The loss results in a deferred tax asset of approximately $9,415 at the effective statutory rate of 35%. The deferred tax asset has been off-set by an equal valuation allowance.

	July 31,
	2015	2014
Deferred tax asset, generated from net operating loss at statutory rates	$9,415	$2,565
Valuation allowance	(9,415)	(2,565)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	35.0%
Increase in valuation allowance	(35.0%)
Effective income tax rate	0.0%

NOTE 5 - STOCKHOLDER’S EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares. There were no shares issued and outstanding as of July 31, 2015 and 2014.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value if $0.0001. There were 75,000,000 and 20,000,000 shares issued and outstanding as of July 31, 2015 and 2014, respectively.

On June 12, 2015, the Company sold 55,000,000 shares of common stock at $.0001 totaling $5,500. This cash was received by the escrow agent named Proxy Management on behalf of the company.

Additional Paid in Capital

Amounts contributed to additional paid in capital for the years ended July 31, 2015 and 2014 totaled $15,858 and $3,544, respectively. (Note 6)

NOTE 6 - RELATED-PARTY TRANSACTIONS

Equity - Additional paid in capital

During the fiscal year ended July 31, 2015, related party Mr. Mu Chun Lin contributed $9, 694 into additional paid-in capital to fund operating expenses. The previous sole officer and director contributed additional paid in capital in the amount of $6,164 to fund operating expenses. In total, $15,858 was contributed to the Company.

During the fiscal year ended July 31, 2014, our previous sole officer and director contributed additional paid in capital in the amount of $3,544.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure to the financial statements. We entered into a royalty agreement with Zhengzhou Xiangtian Information Technology Company Limited on August 24, 2015 regarding the licensing of our mobile application described as MOYUN internet mobile application, (MIMA) cloud platform for the development and deployment of application and content-based mobile solutions. It simplifies the task of developing and deploying applications that work on a broad range of mobile handsets and different operating systems. It includes other related software used in the development of the mobile marketing services application set out below.

-F9-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(1) Previous Independent Auditors:

a.	On August 3, 2015, RLB Certified Public Accountant PLLC “RLB” declined to stand for reappointment as our Company’s independent auditor.

b.	RLB’s report on the financial statements for the year ended July 31, 2014 and for the period July 22, 2013 (inception) through July 31, 2013 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

c.	Through the period covered by the financial audit for the year ended July 31, 2014, the period July 22 2013 (inception) through July 31, 2013 and through the current date, there have been no disagreements with RLB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of RLB would have caused her to make reference thereto in the report on the financial statements. Through the interim period August 3, 2015, there have been no disagreements with RLB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of RLB would have caused them to make reference thereto in the report on the financial statements.

d.	We have authorized RLB to respond fully to the inquiries of the successor accountant.

e.	During the year ended July 31, 2014, the period July 22 2013 (inception) through July 31, 2013 and the interim period through August 3, 2015, there have been no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation S-K.

f.	The Company provided a copy of the foregoing disclosures to RLB prior to the date of the filing of this Report and requested that RLB furnish it with a letter addressed to the Securities & Exchange Commission stating whether or not the firm agrees with the statements in this Report. A copy of such letter is filed as Exhibit 16.1 to this Form 10-K.

(2) New Independent Accountants:

a.     On August 3, 2015, the Company engaged MaloneBailey, LLP (“MB”) of Houston, Texas, as its new registered independent public accountant. During the year ended July 31, 2014, the period July 22 2013 (inception) through July 31, 2013 and prior to August 3, 2015, (the date of the new engagement), we did not consult with MB regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by MB, in either case where  written or oral advice provided by MB would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position(s)

Mu Chun Lin	27	President, CEO, Secretary, Treasurer and Director

Mu Chun Lin, President, Secretary, Treasurer and Director

Mu Chun Lin

Mu Chun Lin has been the CEO of Zhengzhou Xiangtian Information Technology Company Limited since September 2006. He was responsible for the start up and development of the company into a high growth, e-commerce company. Also of note is the fact that he created procedures for hiring, training as well as management of sales team for business development with local state, government agencies which from company start-up has brought tremendous growth. Additionally, Mu Chun Lin has been responsible for developing internet mobile technology since 2006. Mu Chun Lin was assistant to the general manager and technical director of Henan Xinfeijinxin Computer Information Technolgy Co., LTD. Mu Chun Lin received a bachelor’s degree in journalism from Communication University of China in 2009.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company's internal accounting controls, practices and policies.

Employees

At July 31, 2015 we had no employees.

Directors’ Term of Office

Directors will hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are elected annually by our board of directors and serve at the discretion of the board of directors. Presently, we have a single director, Mu Chun Lin.

Director Independence

Although our securities do not trade on any national securities exchange, for purposes of independence we use the NASDAQ definition of independence. Our director, Mu Chun Lin, is not independent because of his position as an executive officer of the Company.

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended July 31, 2015.

Code of Ethics

We have not established a Code of Ethics applicable to our officers and directors.

Procedure for Nominating Directors

In 2015, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the years ended July 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mu Chun Lin Chief Executive Officer Chief Financial Officer Thomas DeNunzio Chief Executive Officer Chief Financial Officer	2015 2014	0 0	0 0	2,000 0	0 0	0 0	0 0	0 0	$2,000 $0

Option/SAR Grants in Last Fiscal Year

None.

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

The Company’s sole director Mu Chun Lin received 20,000,000 shares of stock as compensation for services  including but not limited to developing our business plan as director during the last fiscal year.

Equity Compensation Plan Information

Not applicable.

Employment Agreements

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock and warrants to purchase shares of our common stock as of October 31, 2015 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.  As of October 31, 2015, there were 75,000,000 shares of common stock outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. The principal address of each of the stockholders listed below is c/o 12 Harcourt Road, Bank of America Tower, Suite 1308 Central, Hong Kong.  We believe that all persons named in the table have sole voting and investment power with respect to shares beneficially owned by them.

Principal Stockholders Table

Name of Owner	Shares Owned	Percentage of Shares Outstanding
Mu Chun Lin (1)	20.000,000	100%
All officers and directors as a group (1 person)	20,000,000	100%

(1) Mu Chun Lin serves as President, Secretary, Treasurer and Director of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

		2015	2014
Audit fees	RLB CPAs, LLC	$3,000	$3,050
Audit fees	Malonebailey, LLP	$4,000	$0
Audit related fees
Tax fees
All other fees

Total	$7,000	$3,050

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
2.1	Share Agreement (3)

3.1	Certificate of Incorporation (1)

3.2	By-laws. (1)

16.1	Letter on change in certifying accountant (2)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended July 31, 2014. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

99.1	S-1 Registration Statement (4)

101.INS	XBRL Instance Document (5)

101.SCH	XBRL Taxonomy Extension Schema (5)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (5)

101. DEF	XBRL Taxonomy Extension Definition Linkbase (5)

101. LAB	XBRL Taxonomy Extension Definition Linkbase (5)

101. PRE	XBRL Taxonomy Extension Definition Linkbase (5)

___________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 22, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Filed as exhibit 10.1 to the Form 8-K filed on May 29, 2015.
(4)	Filed on September 3, 2015.
(5)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Soar Information Technology, Inc.

(Registrant)

By: /s/ Mu Chun Lin____________________________________

       Mu Chun Lin, Chief Executive Officer and Chief Financial Officer

        Dated: November 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Mu Chun Lin____________________________________

       Mu Chun Lin, Chief Executive Officer and Chief Financial Officer

        Dated: November 12, 2015