Form 10-Q
period 2015-10-31
China Soar Information Technology, Inc.
filed 2015-12-15
CIK 1582586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2015

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55026

China Soar Information Technology, Inc

(Exact name of registrant as specified in its charter)

Delaware	47-1722026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Harcourt Road, Bank of America Tower, Suite 1308 Central, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

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

[X ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity: As of December 15, 2015, there were 75,000,000 shares of common stock outstanding.

TABLE OF CONTENTS

CHINA SOAR INFORMATION TECHNOLOGY, INC.

INDEX

PART I-FINANCIAL INFORMATION

-F1-

PART I-FINANCIAL INFORMATION

 ITEM 1 FINANCIAL STATEMENTS

 CHINA SOAR INFORMATION TECHNOLOGY, INC.

BALANCE SHEETS

	As of October 31, 2015 (unaudited)	As of July 31, 2015
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities

Accrued expenses	$4,690	$-

Total Current Liabilities	4,690	-

TOTAL LIABILITIES	4,690	-

Stockholder’s Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding, respectively)	-	-

Common stock ($.0001 par value, 500,000,000 shares authorized, 75,000,000 shares issued and outstanding as of October 31, 2015 and July 31, 2015)	7,500	7,500
Additional Paid-in Capital	36,402	19,402
Accumulated Deficit	(48,592)	(26,902)

Total Stockholder’s Equity (Deficit)	(4,690)	-

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

See Accompanying Notes to Unaudited Financial Statements

-F2-

CHINA SOAR INFORMATION TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended October 31, 2015	Three Months Ended October 31, 2014
Revenues	-	-
Total Revenues	-	-
General & Administrative Expenses:
Organization and related expenses	410	-
Professional fees	21,280	1,000
Total General & Administrative Expenses	21,690	1,000
Net Loss	$(21,690)	$(1,000)
Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding- Basic and Diluted	75,000,000	20,000,000

See Accompanying Notes to Unaudited Financial Statements

-F3-

CHINA SOAR INFORMATION TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended October 31, 2015	Three Months Ended October 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,690)	$(1,000)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Expenses contributed to capital	17,000	2,000
Changes in current assets and liabilities:
Accounts payable-related party	-	-
Accrued expenses	4,690	(1,000)
Net cash used in operating activities	-	-
Net increase in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of year	-	-
Cash and cash equivalents at end of year	$-	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See Accompanying Notes to Unaudited Financial Statements

-F4-

CHINA SOAR INFORMATION TECHNOLOGY, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2015

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

China Soar Information Technology, Inc., a Delaware corporation (“the Company”) formerly known as Go Public II, Inc. was incorporated under the laws of the State of Delaware on July 22, 2013. On May 26, 2015, our former director, Thomas DeNunzio resigned and Mu Chun Lin was appointed as our sole president, CEO, CFO and director. Mu Chun Lin also became our sole shareholder. We changed our name from Go Public II, Inc. to China Soar Information Technology with the Delaware Secretary of State on June 16, 2015. The Company elected July 31st as its fiscal year ending date.

We currently own a piece of intellectual property to utilize, market, further develop and sell in North America, South America and Europe a software application called (“MIMA”) to entrepreneurs and small businesses whereas any merchant can easily create a WEB/WAP e-commerce website or cell phone client and enterprise mobile management information system by themselves. Merchants will not have to rent network hardware operation system, entrust software development and recruit professional management. Instead, we can offer the required network infrastructure, software and hardware platform for the merchant with a low monthly fee. MIMA was created, owned and developed by our director, Mu Chun Lin over the course of ten years. Mu Chun Lin sold the intellectual property to us on August 24, 2015. The bill of sale is attached as exhibit 10.2 to our Form 8K filed on August 31, 2015.

NOTE 2 - BaSIS OF PRESENTATION

BASIS OF PRESENTAION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. These financial statements should be read in conjunction with a reading of the Company’s financial statements and related notes as filed with the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (“SEC”) on November 13, 2015. Interim results of operations for the three months ended October 31, 2015 are not necessarily indicative of future results for the full year. Certain amounts from the 2015 period have been reclassified to conform to the presentation used in the current period.

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

Equity - Additional paid in capital

During the three months ended October 31, 2015, related party Mr Mu Chun Lin contributed $17,000 into additional paid-in capital to fund operating expenses.

Commitment – Software license

On August 24, 2015, The Company entered into exclusive, three year , royalty software licensing agreement with Zhengzhou Xiangtian Information Technology Company Limited, a PRC Corporation which is controlled by our sole director, Mu Chun Lin. The geographic areas covered by the licensing agreement are for China and Hong Kong.

The terms and conditions of the agreement are as follows:

The Company has an exclusive, 3 year term, royalty bearing license under Licensor's intellectual property rights to use, demonstrate, market, offer for sale, sell, license, and/or otherwise distribute the Software Platform to China and Hong Kong. Ownership of the software is remained with the licensor.

(a) Licensee shall pay to Licensor royalties in a sum equal to 45% of the gross revenue of Licensee in respect of the Software licensed under this Agreement.

(b) Licensee shall pay to Licensor an annual renewal fee of $25,000 due on or before the anniversary date of the license.

(c) Licensee and Licensor shall agree to an annual support fee based on total annual revenue.

(d) The annual license fee and support fee for the initial year is waived.

Upon default by a Party, the other Party will have the right to terminate this agreement and will be entitled to exercise any and all rights and remedies available to it at law or in equity.

Mu Chun Lin sold the intellectual property to the Company on August 24, 2015. The bill of sale is attached as exhibit 10.2 to our Form 8K filed on August 31, 2015. The Company evaluated the purchase of the IP and determined that is should be accounted for at the historical carry over basis under US GAAP which is $0.

-F5-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

This Quarterly Report of China Soar Information Technology, Inc. on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report on Form 10-K.

PLAN OF OPERATION

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

RESULTS OF OPERATIONS

For the three months ended October 31, 2015 and 2014.

We had no revenue in the three month periods ending October 31, 2015 and 2014. Our operating expenses were $21,690 and $1,000 for the three months ended October 31, 2015 and 2014, respectively. Operating expenses were solely general and administrative in nature and consisted primarily of professional fees. The increase in operating expenses is primarily attributable to increased audit and review fees and consulting fees. Our net losses equaled our operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of October 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of October 31, 2015 and July 31, 2015. However, we do have a material commitment regarding a software license and royalty agreement that we entered into on August 24, 2015 with Zhengzhou Xiangtian Information Technology Company Limited, a PRC Corporation that is controlled by our sole director, Mu Chun Lin.

As of October 31, 2015 we had no cash and no current assets. The Company received software from our sole director, Mu Chun Lin on August 24, 2015. The Company evaluated the purchase of the IP and determined that is should be accounted for at the historical carry over basis under US GAAP which is $0.

We had current liabilities of $4,690.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2015. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

For a full discussion of our internal control over financial reporting, please refer to Item 9A, “Controls and Procedures”, in our 2015 Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal period ended July 31, 2015 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

        Dated: December 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Mu Chun Lin____________________________________

       Mu Chun Lin, Chief Executive Officer and Chief Financial Officer

        Dated: December 15, 2015