Form 10-Q
period 2016-01-31
China Soar Information Technology, Inc.
filed 2016-03-16
CIK 1582586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2016

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55026

China Soar Information Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1722026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Harcourt Road , Bank of America Tower, Suite 1308 Central, Hong Kong	02906
(Address of principal executive offices)	(Zip Code)

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

[X ]Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 16, 2016: 75,000,000 shares of common stock.

TABLE OF CONTENTS

CHINA SOAR INFORMATION TECHNOLOGY, INC.

INDEX

PART I-FINANCIAL INFORMATION

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

-F1-

CHINA SOAR INFORMATION TECHNOLOGY, INC.

BALANCE SHEETS

(UNAUDITED)

	As of January 31, 2016	As of July 31, 2015
ASSETS

Cash and cash equivalents	$3,500	$-

Total Current Assets	3,500	-

TOTAL ASSETS	$3,500	$-

LIABILITIES & STOCKHOLDER’S DEFICIT
Current Liabilities

Accrued expenses	$3,500	$-

Total Current Liabilities	3,500	-

TOTAL LIABILITIES	3,500	-

Stockholder’s Deficit
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of January 31, 2016 and July 31, 2015)	-	-

Common stock ($.0001 par value, 500,000,000 shares authorized, 75,000,000 shares issued and outstanding as of January 31, 2016 and July 31, 2015)	7,500	7,500
Additional Paid in Capital	59,479	19,402
Accumulated Deficit	(66,979)	(26,902)

Total Stockholder’s Deficit	-	-

TOTAL LIABILITIES & STOCKHOLDER’S DEFICIT	$3,500	$-

See Accompanying Notes to Unaudited Financial Statements

-F2-

CHINA SOAR INFORMATION TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended January 31, 2016	Three Months Ended January 31, 2015	Six Months Ended January 31, 2016	Six Months Ended January 31, 2015
Operating expenses
Organization and related expenses	$89	$568	$499	$568
Professional fees	18,298	1,250	39,578	1,800
Total operating expenses	18,387	1,818	40,077	2,368
Net loss	$(18,387)	$(1,818)	$(40,077)	$(2,368)
Basic and Diluted Net loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding-Basic and Diluted	75,000,000	20,000,000	75,000,000	20,000,000

See Accompanying Notes to Unaudited Financial Statements

-F3-

CHINA SOAR INFORMATION TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended January 31, 2016	Six Months Ended January 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,077)	$(2,368)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	40,077	3,118
Changes in current assets and liabilities:

Accrued expenses	3,500	(700)
Net cash used in operating activities	-	-
Net increase in cash and cash equivalents	3,500	-
Cash and cash equivalents at beginning of year	-	-
Cash and cash equivalents at end of year	$3,500	$-

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See Accompanying Notes to Unaudited Financial Statements

-F4-

CHINA SOAR INFORMATION TECHNOLOGY, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2016

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. These financial statements should be read in conjunction with a reading of the Company’s financial statements and related notes as filed with the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (“SEC”) on November 13, 2015. Interim results of operations for the six months ended January 31, 2016 are not necessarily indicative of future results for the full year. Certain amounts from the 2015 period have been reclassified to conform to the presentation used in the current period.

-F5-

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

Equity - Additional paid in capital

During the six months ended January 31, 2015, related party Mr Mu Chun Lin contributed $40,077 into additional paid-in capital to fund operating expenses.

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

-F6-

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

 RESULTS OF OPERATIONS

For the three months ended January 31, 2016 and 2015.

We had no revenue in the three month periods ending January 31, 2016 and 2015. Our operating expenses were $18,387 and $1,818 for the three months ended January 31, 2015 and 2015, respectively. Operating expenses were solely general and administrative in nature and consisted primarily of professional fees. The increase in operating expenses is primarily attributable to increased audit and review fees and consulting fees. Our net losses equaled our operating expenses.

For the six months ended January 31, 2016 and 2015.

We had no revenue in the six month periods ending January 31, 2016 and 2015.

Our operating expenses were $40,077 and $2,368 for the six months ended January 31, 2016 and 2015, respectively. Operating expenses were solely general and administrative in nature and consisted primarily of professional fees. The increase in operating expenses is primarily attributable to increased audit and review fees and consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of January 31, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of January 31, 2016 and July 31, 2015. However, we do have a material commitment regarding a software license and royalty agreement that we entered into on August 24, 2015 with Zhengzhou Xiangtian Information Technology Company Limited, a PRC Corporation that is controlled by our sole director, Mu Chun Lin.

As of January 31, 2016 we had $3,500 cash which is held in escrow. The Company received software from our sole director, Mu Chun Lin on August 24, 2015. The Company evaluated the purchase of the IP and determined that is should be accounted for at the historical carry over basis under US GAAP which is $0.

As of January 31, 2016 we had cash of $3,500. We had current liabilities of $3,500.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2016. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

For a full discussion of our internal control over financial reporting, please refer to Item 9A, “Controls and Procedures”, in our 2015 Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during the period January 31, 2016 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

China Soar Information Technology, Inc.

(Registrant)

By: /s/ Mu Chun Lin____________________________________

         Mu Chun Lin, Chief Executive Officer and Chief Financial Officer

         Dated: March  16, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Mu Chun Lin____________________________________

        Mu Chun Lin, Chief Executive Officer and Chief Financial Office

        Dated: March 16, 2016