Form 10-K/A
period 2015-07-31
China Soar Information Technology, Inc.
filed 2016-04-07
CIK 1582586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended July 31, 2015 filed with the Securities and Exchange Commission on November 13, 2015 (the “Report”) is to revise our Notes to Financial Statements, Item 9A-Controls and Procedures, subcategory Management’s Report on Internal Control Over Financial Reporting and subcategory Change in Internal Control. We amended the Report whereas we included management’s assessment of internal control over financial reporting as of July 31, 2015 rather than July 31,2014. In addition, we identified the framework used by management to evaluate the effectiveness of the internal control over financial reporting. We revised Change in Internal Control over financial reporting that occurred during the last fiscal quarter rather than period ending July 31, 2014. We have also revised the Report to identify that our sole director, Mu Chun Lin signed the Report in his capacities as director, principal executive officer, principal financial officer, and principal accounting officer.

Except for the foregoing, this Amendment No. 1 does not update or modify any of the information contained in the original Report. Other than as specifically set forth herein, this Amendment No. 1 continues to speak as of the date of the Original Filing.

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

In their audit report dated November 12, 2015, our auditor has expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our President, Chief Executive Officer and sole Director Mu Chun Lin may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital within 12 months of the effective date of this registration statement, we may be required to suspend or cease the implementation of our business plan.

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

November 12, 2015

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

RLB Certified Public Accountant PLLC

Gulfport, Florida

September 27, 2014

-F3-

CHINA SOAR INFORMATION TECHNOLOGY, INC.

FKA GO PUBLIC I, INC.

BALANCE SHEETS

	As of July 31, 2015	As of July 31, 2014
ASSETS
Current Assets

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDER EQUITY (DEFICIT)
Current Liabilities

Accrued expenses	-	2,000

Total Current Liabilities	-	2,000

TOTAL LIABILITIES	-	2,000

Stockholder’s Equity (Deficit)
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-

Common stock ,$.0001 par value, 500,000,000 shares authorized, 75,000,000 shares and 20,000,000 shares issued and outstanding as of July 31, 2015 and 2014, respectively	7,500	2,000
Additional Paid in Capital	19,402	3,544

Accumulated Deficit	(26,902)	(7,544)

Total Stockholder’s (Deficit)	-	(2,000)

TOTAL LIABILITIES & STOCKHOLDER’S (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

-F4-

CHINA SOAR INFORMATION TECHNOLOGY, INC.

FKA Go Public II, INC.

STATEMENTS OF OPERATIONS

	Year Ended July 31, 2015	Year Ended July 31, 2014
Revenues	$—	$—
Total Revenues	—	—
General & Administrative Expenses
Organization and Related Expenses	1,308	—
Professional fees	18,050	3,300
Total General & Administrative Expenses	19,358	3,300
Net Loss	$(19,358)	$(3,300)
Basic and Diluted Loss Per Share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	27,383,562	20,000,000

The accompanying notes are an integral part of these financial statements.

-F5-

CHINA SOAR INFORMATION TECHNOLOGY, INC.

FKA Go Public II, INC.

STATEMENTS OF CHANGES IN STOCKHOLDER’S (DEFICIT)

FOR THE YEARS ENDED JULY 31, 2015 AND 2014

	Common Stock	Par	Additional Paid-In Capital	Accumulated Deficit	Total
Balance July 31, 2013	20,000,000	$2,000	$—	$(4,244)	$(2,244)

Net loss	—	—	—	(3,300)	(3,300)
Shareholder’s contributions	—	—	3,544	—	3,544

Balance July 31, 2014	20,000,000	2,000	3,544	(7,544)	(2,000)

Issuance of 55,000,000 shares on June 12, 2015 for cash	55,000,000	5,500	—	—	5,500

Net loss	—	—	—	(19,358)	(19,358)
Shareholder’s contributions	—	—	15,858	—	15,858

Balance July 31, 2015	75,000,000	$7,500	$19,402	$(26,902)	$—	—

The accompanying notes are an integral part of these financial statements.

-F6-

CHINA SOAR INFORMATION TECHNOLOGY, INC.

FKA Go Public II, INC.

STATEMENTS OF CASH FLOWS

	Year Ended July 31, 2015	Year Ended July 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,358)	$(3,300)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Expenses contributed to capital	15,858	3,544
Changes in current assets and liabilities:
Prepaid expenses	—	2,000
Accounts payable-related party	—	(2,244)
Accrued expenses	(2,000)	—
Net cash used in operating activities	(5,500)	—
CASH FLOWS FROM FINANCING ACTIVITIES Proceeds from sale of common stock	5,500	—

Net cash provided by financing activities	5,500	—

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of year	$ —	$ —

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control-Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on the assessment, management has concluded that, as of July 31, 2015, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the Company’s fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
2.1	Share Agreement (3)

3.1	Certificate of Incorporation (1)

3.2	By-laws. (1)

16.1	Letter on change in certifying accountant (2)

23.1	Consent of Independent Accounting Firm MaloneBailey, LLP(2)

23.2	Consent of Independent Accounting Firm RLB Certified Public Accountant(2)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended July 31, 2014. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

99.1	S-1 Registration Statement (4)

101.INS	XBRL Instance Document (5)

101.SCH	XBRL Taxonomy Extension Schema (5)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (5)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (5)

101.LAB	XBRL Taxonomy Extension Label Linkbase (5)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (5)

____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 22, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Filed as exhibit 10.1 to the Form 8-K filed on May 29, 2015.
(4)	Filed on September 3, 2015.
(5)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Soar Information Technology, Inc.

(Registrant)

By: /s/ Mu Chun Lin____________________________________________________________________________

       Mu Chun Lin, director, principal executive officer, principal financial officer, principal accounting officer

        Dated: April 7, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Mu Chun Lin______________________________________________________________________________

       Mu Chun Lin, director, principal executive officer, principal financial officer, principal accounting officer

        Dated: April  7, 2016