Form 10-Q
period 2016-04-30
China Soar Information Technology, Inc.
filed 2016-06-13
CIK 1582586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016

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

[X ]Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 13, 2016, 75,000,000 shares of common stock.

TABLE OF CONTENTS

CHINA SOAR INFORMATION TECHNOLOGY, INC.

INDEX

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	4

Balance Sheets at April 30, 2016 (unaudited) and July 31, 2015		4

Statements of Operations for the Three and Nine Months ended April 30, 2016 and 2015 (unaudited)		5

Statements of Cash Flows for the Nine Months ended April 30, 2016 and 2015 (unaudited)		6

Notes to Unaudited Financial Statements		7

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	9

ITEM 4	CONTROLS AND PROCEDURES	9

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	9

ITEM 1A	RISK FACTORS

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	9

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	8

ITEM 4	MINE SAFETY DISCLOSURES	10

ITEM 5	OTHER INFORMATION	10

ITEM 6	EXHIBITS	10

SIGNATURES		10

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CHINA SOAR INFORMATION TECHNOLOGY, INC.

BALANCE SHEETS

(UNAUDITED)

	As of April 30, 2016	As of July 31, 2015
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities

Accrued expenses	$6,166	$-

Total Current Liabilities	6,166	-

TOTAL LIABILITIES	6,166	-

Stockholders’ Deficit
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of April 30, 2016 and July 31, 2015)	-	-

Common stock ($.0001 par value, 500,000,000 shares authorized, 75,000,000 shares issued and outstanding as of April 30, 2016 and July 31, 2015)	7,500	7,500
Additional paid-in capital	66,993	19,402
Accumulated deficit	(80,659)	(26,902)

Total Stockholders’ Deficit	(6,166)	-

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

See Accompanying Notes to Unaudited Financial Statements

CHINA SOAR INFORMATION TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended April 30, 2016	Three Months Ended April 30, 2015	Nine Months Ended April 30, 2016	Nine Months Ended April 30, 2015
Operating expenses
Organization and Related Expenses	$14	546	513	1,114
Professional fees	13,666	1,250	53,244	3,050
Total operating expenses	13,680	1,796	53,757	4,164
Net loss	$(13,680)	$(1,796)	$(53,757)	$(4,164)
Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	(0.00)	(0.00)
Weighted average number of common shares outstanding –Basic and Diluted	75,000,000	20,000,000	75,000,000	20,000,000

See Accompanying Notes to Unaudited Financial Statements

CHINA SOAR INFORMATION TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended April 30, 2016	Nine Months Ended April 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,757)	$(4,164)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	47,591	4,914
Changes in current assets and liabilities:
Accrued expenses	6,166	(750)
Net cash used in operating activities	-	-

Net increase in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of year	-	-
Cash and cash equivalents at end of period	$-	$-
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See Accompanying Notes to Unaudited Financial Statements

CHINA SOAR INFORMATION TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

AS OF APRIL 30, 2016

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

NOTE 2 – basis of presentation

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. These financial statements should be read in conjunction with a reading of the Company’s financial statements and related notes as filed with the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (“SEC”) on November 13, 2015. Interim results of operations for the nine months ended April 30, 2016 are not necessarily indicative of future results for the full year. Certain amounts from the 2015 period have been reclassified to conform to the presentation used in the current period.

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

Equity - Additional paid in capital

During the nine months ended April 30, 2016, related party Mr. Mu Chun Lin contributed $47,591 into additional paid-in capital to fund operating expenses.

Commitment – Software license

On August 24, 2015, The Company entered into exclusive, three-year, royalty software licensing agreement with Zhengzhou Xiangtian Information Technology Company Limited, a PRC Corporation which is controlled by our sole director, Mu Chun Lin. The geographic areas covered by the licensing agreement are for China and Hong Kong. The terms and conditions of the agreement are as follows:

The Company has an exclusive, 3-year term, royalty bearing license under Licensor's intellectual property rights to use, demonstrate, market, offer for sale, sell, license, and/or otherwise distribute the Software Platform to China and Hong Kong. Ownership of the software is remained with the licensor.

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

RESULTS OF OPERATIONS

For the nine months ended April 30, 2016 and 2015.

We had no revenue in the nine month periods ending April 30, 2016 and 2015.

Our operating expenses were $53,757 and $4,164 for the nine months ended April 30, 2016 and 2015, respectively. Operating expenses were solely general and administrative in nature and consisted primarily of professional fees. The increase in operating expenses is primarily attributable to increased audit and review fees and consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of April 30, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of April 30, 2016 and July 31, 2015.

As of April 30, 2016 we had no cash and no assets. We had nominal current liabilities of $6,166.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2016. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

For a full discussion of our internal control over financial reporting, please refer to Item 9A, “Controls and Procedures”, in our 2015 Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during the period ended April 30, 2016 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on July 22, 2013. (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended April 30,2016. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 22, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

China Soar Information Technology, Inc.

(Registrant)

By: /s/ Mu Chun Lin_____________________________________

        Mu Chun Lin, Chief Executive Officer and Chief Financial Officer

        Dated: June 13, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Mu Chun Lin____________________________________

       Mu Chun Lin, Chief Executive Officer and Chief Financial Officer

       Dated: June 13, 2016