Form 10-K
period 2016-07-31
China Soar Information Technology, Inc.
filed 2016-11-16
CIK 1582586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JULY 31, 2016

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

Title of each class: Common Stock, $0.0001

Name of each exchange on which registered: N/A

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

[ ] Yes  [X ] No

At June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $5,500.

At November 15, 2016,  there were 75,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Smart APP

30min Meet Your Personalized Mobile Internet Applications

Create Your Own e-commerce Web Site

产品介绍
魔云Smart App
轻松拥有您的专属手机应用！
向导拖拽式操作
魔云—慧食
的宣传推广方式
推出Android和IOS两个版本
魔云—移动商城

Smart app
Register log in
Content Management
Add information
Add Product
Add Video
...
Design
Set style
New Page
Drag the component design page
Save and publish
Create APP
Setting APP
Setting Push
More functions
Binding domain name
Set Alipay
Set SMS

TABLE OF CONTENTS

CHINA SOAR INFORMATION TECHNOLOGY, INC.

PART I

Item 1. Business.

China Soar Information Technology, Inc. fka Go Public II, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on July 22, 2013 as a Form 10 blank check shell company with an objective to acquire, or merge with, an operating business. On August 24, 2015 the Company completed a transaction (the “Transaction”) in the form of a software license and royalty agreement, (the “License” or the “License Agreement”) with a foreign company organized under the laws of the Peoples Republic of China, known as “Zhengzhou Xiangtian Information Technology Company Limited,” ("ZXITC"). The president of ZXITC is our sole director, Mu Chun Lin. The License Agreement allows us to receive a revenue stream equal to 45% of the gross revenue of ZXITC in exchange for licensing our intellectual property which is a mobile phone internet marketing application program that we purchased from our CEO.

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

The License includes the right to enter into certain agreements and use our intellectual property. The Company did not acquire any plant and equipment, and any other business and operational assets of ZXITC as part of the License, and the Company did not hire any employees of ZXITC except for Mu Chun Lin. ZXITC will continue as an independent company, operating in the Peoples Republic of China after the Transaction. The License relates to the development and operation of an Internet and Mobile Marketing Platform in China and Hong Kong. ZXITC plans to utilize the License to provide unique online and mobile marketing services in China and Hong Kong. Our principal executive offices are located at 12 Harcourt Road, Bank of America Tower, Suite 1308, Central, Hong Kong.

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

In their audit report dated November 15, 2016, our auditor has expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our President, Chief Executive Officer and sole Director Mu Chun Lin may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital within 12 months of the effective date of this registration statement, we may be required to suspend or cease the implementation of our business plan.

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

Holders

As of November 15, 2016, there were approximately 41 shareholders of record of our common stock and 75,000,000  shares of common stock deemed outstanding.

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

None.

Item 6. Selected Financial Data.

Not applicable because the Company is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended July 31, 2016, found in this report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” as described in in Part I, Item 1A of this report.

Our cash balance is $159 as of July 31, 2016. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Mu Chun Lin, our President, Chief Executive Officer and Director, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. Mu Chun Lin, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require a minimum of $750,000 of funding. Therefore, we have filed an S-1 registration on September 3, 2015. Being a startup stage company, we have a very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

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

OUR LICENSEE

Zhengzhou Xiangtian Information Technology Company Limited was established by our director Mu Chun Lin in December, 2005. Since inception, the Company has been concentrated on the research and development of software and hardware in the mobile internet industry and has achieved many technology achievements in the application field of big data. Over the five years, the Company has built an efficient project team, integrated mobile internet technology and self-developed mobile internet application platform; developing several products types and conducts users’ test .. China’s Central Government is giving supporting policy to “Internet Plus” Industries which will allow ZXITC to develop their products to provide mobile internet communication application system to users for the rapid development of mobile internet application in China.

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

Recent Developments:

We filed an S-1/A registration statement on October 14, 2015.  The registration was deemed effective as of December 9, 2015.

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

Capital Resources.

We had no material commitments for capital expenditures as of July 31, 2016 and 2015.

Results of Operations for the years ended July 31, 2016 and 2015

For the fiscal year ended July 31, 2016 as compared to the fiscal year ended July 31, 2015, total revenues were $0 and $0, respectively; and net losses were $64,811 and $19,358 respectively. The net losses were attributable to operating expenses. The operating expenses for the year ended July 31, 2016 included, but were not limited to, professional, audit and bank fees.  The operating expenses for the fiscal year ended July 31, 2015 included, but were not limited to, professional and audit fees.

Liquidity

As of July 31, 2016 and 2015 we had cash and cash equivalents of $159 and $0, respectively, and had working capital deficits of $9,262 and $0, respectively.  We have incurred negative cash flows from operations since we started our business. We have spent and expect to continue to spend only those expenses and amounts necessary to maintain public company registration status. Based on our current plans, our sole officer and director will continue to fund operating expenses.

As of July 31, 2016 and 2015, we had zero cash used in and provided by investing activities.

As of July 31, 2016 and 2015, we had $7,958 and $5,500 cash provided by financing activities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

CHINA SOAR INFORMATION TECHNOLOGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	F2

Balance Sheets at July 31, 2016 and 2015	F3

Statements of Operations for the Years ended July 31, 2016 and 2015	F4

Statements of Changes in Stockholders’ (Deficit) for the Years ended July 31, 2016 and 2015	F5

Statements of Cash Flows for the Years ended July 31, 2016 and 2015	F6

Notes to Financial Statements	F7-F8

 Table of Contents

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM MALONE-BAILEY

To the Board of Directors of

China Soar Information Technology, Inc.

Hong Kong

We have audited the accompanying balance sheets of China Soar Information Technology, Inc. (the "Company") as of July 31, 2016 and 2015, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of July 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

November 15, 2016

-F2-

CHINA SOAR INFORMATION TECHNOLOGY, INC.

BALANCE SHEETS

	July 31, 2016	July 31, 2015
ASSETS
Current Assets
Cash	159	-
Total Current Assets	159	-

TOTAL ASSETS	$159	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	9,421	-
Total Current Liabilities	9,421	-

TOTAL LIABILITIES	9,421	-

Stockholders’ Deficit
Preferred stock, $.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of July 31, 2016 and 2015	-	-

Common stock , $.0001 par value, 500,000,000 shares authorized, 75,000,000 shares issued and outstanding as of July 31, 2016 and 2015	7,500	7,500
Additional Paid in Capital	74,951	19,402
Accumulated Deficit	(91,713)	(26,902)

Total Stockholders’ Deficit	$(9,262)	$-

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$159	$-

The accompanying notes are an integral part of these financial statements.

-F3-

CHINA SOAR INFORMATION TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

	Year Ended July 31, 2016	Year Ended July 31, 2015
Revenues	$-	$-
Total Revenues	-	-
General & Administrative Expenses
Organization and Related Expenses	2,131	1,308
Professional fees	62,680	18,050
Total General & Administrative Expenses	64,811	19,358
Net Loss	$(64,811)	$(19,358)
Basic and Diluted Loss Per Share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	$75,000,000	$27,383,562

The accompanying notes are an integral part of these financial statements.

-F4-

China Soar Information TECHNOLOGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’  DEFICIT

FOR THE YEARS ENDED JULY 31, 2016 AND 2015

	Common Stock	Par	Additional Paid-In Capital	Accumulated Deficit	Total
Balance July 31, 2014	20,000,000	$2,000	$3,544 $	(7,544)	(2,000)
Net loss				(19,358)	(19,358)
Shareholder’s contributions			15,858		15,858
Issuance of 55,000,000 shares on June 12, 2015	55,000,000	5,500			5,500
Balance July 31, 2015	75,000,000	7,500	19,402	(26,902)	-
Net loss				(64,811)	(64,811)
Shareholder’s contributions			55,549		55,549
Balance July 31, 2016	75,000,000	$7,500	$74,951	$(91,713)	(9,262)

The accompanying notes are an integral part of these financial statements.

-F5-

CHINA SOAR INFORMATION TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

	Year Ended July 31, 2016	Year Ended July 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(64,811)	$(19,358)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	47,591	15,858
Changes in current assets and liabilities:
Accrued expenses	9,421	(2,000)
Net cash used in operating activities	(7,799)	(5,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	5,500
Proceeds from related party's contribution	7,958	-
Net cash provided by financing activities	7,958	5,500

Net increase in cash and cash equivalents	159	-
Cash and cash equivalents at beginning of year	-	-
Cash and cash equivalents at end of year	159	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

-F6-

CHINA SOAR INFORMATION TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

FOR YEARS ENDED JULY 31, 2016 AND 2015

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

China Soar Information Technology, Inc., a Delaware corporation (“the Company”) formerly known as Go Public II, Inc., was incorporated under the laws of the State of Delaware on July 22, 2013. On May 26, 2015, our former director, Thomas DeNunzio resigned and Mu Chun Lin was appointed as our president, CEO, CFO and sole director. We changed our name from Go Public II, Inc. to China Soar Information Technology with the Delaware Secretary of State on June 16, 2015.

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

EARNINGS (LOSS) PER SHARE.

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of July 31, 2016.

FINANCIAL INSTRUMENTS.

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

-F7-

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. Section 382 of the Internal Revenue Code generally requires us to limit the amount of its income in future years that can be offset by historic losses, i.e. net operating loss (NOL) carryforwards and certain built-in losses, after a corporation has undergone an ownership change. As of July 31, 2016, the Company has incurred net losses of $(91,713) resulting in a net operating loss for income tax purposes. NOLs begin expiring in 2033 . The loss results in a deferred tax asset of approximately $32,110 at the effective statutory rate of 35%. The deferred tax asset has been off-set by an equal valuation allowance.

	July 31,
	2016	2015
Deferred tax asset, generated from net operating loss at statutory rates	$32,110	$9,415
Valuation allowance	(32,110)	(9,415)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	35.0%
Increase in valuation allowance	(35.0%)
Effective income tax rate	0.0%

NOTE 5 - STOCKHOLDER’S EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares. There were no shares issued and outstanding as of July 31, 2016 and 2015.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value if $0.0001. There were 75,000,000 issued and outstanding as of July 31, 2016 and 2015.

On June 12, 2015, the Company sold 55,000,000 shares of common stock at $.0001 totaling $5,500. This cash was received by the escrow agent named Proxy Management on behalf of the company.

Additional Paid in Capital

Amounts contributed to additional paid in capital for the years ended July 31, 2016 and 2015 totaled $55,549 and $15,858, respectively. (Note 6)

NOTE 6 - RELATED-PARTY TRANSACTIONS

Equity - Additional paid in capital

During the year ended July 31, 2016, Mu Chun Lin, our CEO, CFO and sole director, contributed $55,549 into additional paid-in capital to fund operating expenses including cash contribution of $7,958 and expenses paid by shareholder in the amount of $47,591.

During the fiscal year ended July 31, 2015, expenses of $15,858 were paid by the current and former directors and are considered as contributions to capital. Our current sole director, Mr. Mu and the former sole director contributed $9,694 and $6,164 to the Company, respectively.

-F8-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control-Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on the assessment, management has concluded that, as of July 31, 2016, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the Company’s fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position(s)

Mu Chun Lin	28	President, CEO, Secretary, Treasurer and Director

Mu Chun Lin, President, Secretary, Treasurer and Director

Mu Chun Lin

Mu Chun Lin has been the CEO of Zhengzhou Xiangtian Information Technology Company Limited since September 2006. He was responsible for the startup and development of the company into a high growth, e-commerce company. Also of note is the fact that he created procedures for hiring, training as well as management of sales team for business development with local state, government agencies which from company start-up has brought tremendous growth. Additionally, Mu Chun Lin has been responsible for developing internet mobile technology since 2006. Mu Chun Lin was assistant to the general manager and technical director of Henan Xinfeijinxin Computer Information Technology Co., LTD. Mu Chun Lin received a bachelor’s degree in journalism from Communication University of China in 2009.

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

At July 31, 2016 we had no employees.

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended July 31, 2016.

Code of Ethics

We have not established a Code of Ethics applicable to our officers and directors.

Procedure for Nominating Directors

In 2016, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the years ended July 31, 2016 and 2015.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mu Chun Lin	2016	0	0	0	0	0	0	0	0
Mu Chun Lin Chief Executive Officer Chief Financial Officer	2015	0	0	2,000	0	0	0	0	$2,000

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

Employment Agreements

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock and warrants to purchase shares of our common stock as of November 15, 2016  by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.  As of November 15, 2016 , there were 75,000,000 shares of common stock outstanding.

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

Principal Stockholders Table

Name of Owner	Shares Owned	Percentage of Shares Outstanding
Mu Chun Lin (1)	20,000,000	26.667%
Yang Zhi	22,316,000	29.755%
Duan Qiqing	12,292,000	16.389%
All officers and directors as a group (1 person)	20,000,000	26.667%

(1) Mu Chun Lin serves as President, Secretary, Treasurer and Director of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

		2016	2015
Audit fees	Malonebailey, LLP	$9,000	$4,000
Audit related fees
Tax fees
All other fees
Total		$9,000	$4,000

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
2.1	Share Agreement (3)

3.1	Certificate of Incorporation (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended July 31, 2016. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

99.1	S-1 Registration Statement (4)

101.INS	XBRL Instance Document (5)

101.SCH	XBRL Taxonomy Extension Schema (5)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (5)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (5)

101.LAB	XBRL Taxonomy Extension Label Linkbase (5)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (5)

____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 22, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Filed as exhibit 10.1 to the Form 8-K filed on May 29, 2015.
(4)	Filed on September 3, 2015.
(5)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Soar Information Technology, Inc.

(Registrant)

By: /s/ Mu Chun Lin

Mu Chun Lin, director, principal executive officer, principal financial officer, principal accounting officer

Dated: November 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Mu Chun Lin

Mu Chun Lin, director, principal executive officer, principal financial officer, principal accounting officer

Dated: November 15, 2016