Form 10-Q
period 2016-10-31
China Soar Information Technology, Inc.
filed 2016-12-20
CIK 1582586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2016

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

[ ]Yes [X ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 19, 2016, 75,000,000 shares of common stock.

TABLE OF CONTENTS

CHINA SOAR INFORMATION TECHNOLOGY, INC.

INDEX

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	4

Balance Sheets at October 31, 2016 (unaudited) and July 31, 2016		4

Statements of Operations for the Three Months ended October 31, 2016 and 2015 (unaudited)		5

Statements of Cash Flows for the Three Months ended October 31, 2016 and 2015 (unaudited)		6

Notes to Financial Statements (unaudited)		7

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	9

ITEM 4	CONTROLS AND PROCEDURES	9

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	9

ITEM 1A	RISK FACTORS

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	9

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	8

ITEM 4	MINE SAFETY DISCLOSURES	10

ITEM 5	OTHER INFORMATION	10

ITEM 6	EXHIBITS	10

SIGNATURES		10

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CHINA SOAR INFORMATION TECHNOLOGY, INC.

BALANCE SHEETS

	October 31, 2016	July 31, 2016
	(Unaudited)
ASSETS
Cash	$409	$159

TOTAL ASSETS	$409	$159

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities

Accrued expenses	$7,105	$9,421
Total Current Liabilities	7,105	9,421
TOTAL LIABILITIES	7,105	9,421

Stockholders’ Deficit
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of October 31, 2016 and July 31, 2016)	-	-

Common stock ($.0001 par value, 500,000,000 shares authorized, 75,000,000 shares issued and outstanding as of October 31, 2016 and July 31, 2016)	7,500	7,500
Additional paid-in capital	86,851	74,951
Accumulated deficit	(101,047)	(91,713)
Total Stockholders’ Deficit	(6,696)	(9,262)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$409	$159

See Accompanying Notes to Unaudited Financial Statements

CHINA SOAR INFORMATION TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended October 31, 2016	Three Months Ended October 31, 2015
Operating expenses
Organization and related expenses	$2,834	410
Professional fees	6,500	21,280
Total operating expenses	9,334	21,690
Net loss	$(9,334)	$(21,690)
Basic and Diluted Net Loss- Per Common Share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding –Basic and Diluted	75,000,000	75,000,000

See Accompanying Notes to Unaudited Financial Statements

CHINA SOAR INFORMATION TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended October 31, 2016	Three Months Ended October 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,334)	$(21,690)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	-	17,000
Changes in current assets and liabilities:
Accrued expenses	(2,316)	4,690
Net cash provided by operating activities	(11,650)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder's contribution	$11,900	-
Net cash provided by financing activities	$11,900	-

Net increase in cash and cash equivalents	$250	-
Cash and cash equivalents at beginning of period	159	-
Cash and cash equivalents at end of period	$409	$-
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See Accompanying Notes to Unaudited Financial Statements

CHINA SOAR INFORMATION TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

AS OF OCTOBER 31, 2016

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

NOTE 2 – basis of presentation

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. These financial statements should be read in conjunction with a reading of the Company’s financial statements and related notes as filed with the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (“SEC”) on November 16, 2016. Interim results of operations for the three months ended October 31, 2016 are not necessarily indicative of future results for the full year.

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

Equity - Additional paid in capital

During the three months ended October 31, 2016, Mu Chun Lin contributed cash of $11,900 into additional paid-in capital to fund the Company’s operating expenses.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

For the three months ended October 31, 2016 and 2015.

We had no revenue in the three month periods ending October 31, 2016 and 2015.

Our operating expenses were $9,334 and $21,690 for the three months ended October 31, 2016 and 2015, respectively. Operating expenses were solely general and administrative in nature and consisted primarily of professional fees. The decrease in operating expenses is primarily attributable to decreased audit and review fees and consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of October 31, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of October 31, 2016 and July 31, 2016.

We had cash of $409 and $159 and no other assets at October 31, 2016 and July 31, 2016, respectively. We had nominal current liabilities of $7,105 and $9,421 at October 31, 2016 and July 31, 2016, respectively.

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

 Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2016. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

For a full discussion of our internal control over financial reporting, please refer to Item 9A, Controls and Procedures, in our 2016 Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during the period ended October 31, 2016 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on July 22, 2013. (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended October 31, 2016. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 22, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

China Soar Information Technology, Inc.

(Registrant)

By: /s/ Mu Chun Lin

        Mu Chun Lin, Chief Executive Officer and Chief Financial Officer

        Dated: December 19, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Mu Chun Lin

       Mu Chun Lin, Chief Executive Officer and Chief Financial Officer

       Dated: December 19, 2016