Form 10-Q/A
period 2016-10-31
China Soar Information Technology, Inc.
filed 2016-12-27
CIK 1582586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

[ ]Yes [X ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 27, 2016, 75,000,000 shares of common stock.

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q Quarterly Report (the "Amendment") amends the Form 10-Q Quarterly Report of China Soar Information Technology, Inc. (the "Company") for the quarter ended October 31, 2016 originally filed with the U.S. Securities and Exchange Commission on December 20, 2016 (the "Original Form 10-Q"). The sole purpose of this Amendment is to furnish the interactive data files that comprise Exhibit 101. The Amendment includes the exhibit index in Part II, Item 6 of the Original Form 10-Q and includes files relevant to Exhibit 101 that were excluded in the Original Form 10-Q.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Form 10-Q in any way. Those sections of the Original Form 10-Q that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Form 10-Q. Furthermore, the Amendment does not reflect events occurring after the dates of the Original Form 10-Q. Accordingly, the Amendment should be read in conjunction with the Original Form 10-Q.

101.INS - XBRL Instance Document

101.SCH - XBRL Taxonomy Schema

101.CAL - XBRL Taxonomy Calculation Linkbase

101.DEF - XBRL Taxonomy Definition Linkbase

101.LAB - XBRL Taxonomy Label Linkbase

101.PRE - XBRL Taxonomy Presentation Linkbase

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

        Dated: December 27, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Mu Chun Lin

       Mu Chun Lin, Chief Executive Officer and Chief Financial Officer

       Dated: December 27, 2016