Form 10-Q/A
period 2017-01-31
China Soar Information Technology, Inc.
filed 2017-04-20
CIK 1582586

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

[ ]Yes [X ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of the latest practicable date:

75,000,000 shares of common stock were outstanding as of March 22, 2017.

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q Quarterly Report (the "Amendment") amends the Form 10-Q Quarterly Report of China Soar Information Technology, Inc. (the "Company") for the quarter ended January 31, 2017 originally filed with the U.S. Securities and Exchange Commission on March 22, 2017 (the "Original Form 10-Q"). The sole purpose of this Amendment is to furnish the interactive data files that comprise Exhibit 101. The Amendment includes the exhibit index in Part II, Item 6 of the Original Form 10-Q and includes files relevant to Exhibit 101 that were excluded in the Original Form 10-Q.

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

        Dated: April 20, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Mu Chun Lin

       Mu Chun Lin, Chief Executive Officer and Chief Financial Officer

       Dated: April 20, 2017