Form 10-K
period 2017-07-31
China Soar Information Technology, Inc.
filed 2017-11-14
CIK 1582586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JULY 31, 2017

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

[ ] Yes  [X ] No

At January 31, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $5,500.

At November 14, 2017,  there were 75,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

ADMISSION TO QUOTATION ON THE OTC PINK

Our common stock is listed and qualified for quotation in OTC Markets Markets Group, Inc. known as OTCPink. Our ticker symbol is CNRQ. There has been no trading in our shares in the last twelve months. Our securities are not quoted at this time on the OTC Markets. Therefore, a security holder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The OTC Markets differs from national and regional stock exchanges in that it:

(1) is not situated in a single location but operates through communication of bids, offers and confirmations between broker-dealers, and (2) securities admitted to quotation are offered by one or more Broker-dealers rather than the “specialist” common to stock exchanges.

To qualify for quotation on the OTC Markets, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing. We do not yet have an agreement with a registered broker-dealer, as the market maker, willing to list bid or sale quotations and to sponsor the Company listing. If the Company meets the qualifications for trading securities on the OTC Bulletin Board our securities will trade on the OTC Bulletin Board until a future time, if at all. We may not now and it may never qualify for quotation on the OTC Bulletin Board.

Holders

As of October 31, 2017, there were approximately 41 shareholders of record of our common stock and 75,000,000  shares of common stock deemed outstanding.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended July 31, 2017, found in this report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” as described in in Part I, Item 1A of this report.

Our cash balance is $496 as of July 31, 2017. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Mu Chun Lin, our President, Chief Executive Officer and Director, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. Mu Chun Lin, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. Being a startup stage company, we have a very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

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

As of the date of the preparation of this Form 10-K, these and other independent government and trade publications cited herein are publicly available on the Internet without charge.

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

Fair Values of Financial Instruments

The Company’s financial instruments consist of cash, accrued expenses and loan from a related party. The carrying amounts of these financial instruments approximate their fair value because of the relatively short maturities.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Capital Resources.

We had no material commitments for capital expenditures as of July 31, 2017 and 2016.

Results of Operations for the years ended July 31, 2017 and 2016

For the fiscal year ended July 31, 2017 as compared to the fiscal year ended July 31, 2016, total revenues were $0 and $0, respectively; and net losses were $40,940 and $64,811 respectively. The net losses were attributable to operating expenses. The operating expenses for the year ended July 31, 2017 included, but were not limited to, professional, audit and bank fees.  The operating expenses for the fiscal year ended July 31, 2016 included, but were not limited to, professional and audit fees.

Liquidity

As of July 31, 2017 and 2016 we had cash and cash equivalents of $496 and $159, respectively, and had stockholders’ deficit of $18,697 and $9,262, respectively.  We have incurred negative cash flows from operations since we started our business. We have spent and expect to continue to spend only those expenses and amounts necessary to maintain public company registration status. Based on our current plans, our sole officer and director will continue to fund operating expenses.

As of July 31, 2017 and 2016, we had zero cash used in and provided by investing activities.

As of July 31, 2017 and 2016, we had $30,900 and $7,958 provided by financing activities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

CHINA SOAR INFORMATION TECHNOLOGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm Morison Cogen LLP	F2

Report of Independent Registered Public Accounting Firm MaloneBailey, LLP	F3

Consolidated Balance Sheets at July 31, 2017 and 2016	F4

Consolidated Statements of Operations for the Years ended July 31, 2017 and 2016	F5

Consolidated Statements of Changes in Stockholders’ (Deficit) for the Years ended July 31, 2017 and 2016	F6

Consolidated Statements of Cash Flows for the Years ended July 31, 2017 and 2016	F7

Notes to Consolidated Financial Statements	F8-F13

 Table of Contents

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

China Soar Information Technology, Inc.

We have audited the accompanying consolidated balance sheet of China Soar Information Technology, Inc. and Subsidiary (the “Company”) as of July 31, 2017, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2017, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations and negative cash flows from operating activities raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morison Cogen LLP

Blue Bell, Pennsylvania

 November 14, 2017

-F2-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

China Soar Information Technology, Inc.

Hong Kong

We have audited the accompanying balance sheet of China Soar Information Technology, Inc. (the “Company”) as of July 31, 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Soar Information Technology, Inc. as of July 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative operating cash flows which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

November 15, 2016

-F3-

CHINA SOAR INFORMATION TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2017	July 31, 2016

ASSETS
Cash	$496	$159

TOTAL ASSETS	$496	$159

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Loan from a related party	$754	$—
Accrued expenses	18,439	9,421
Total Current Liabilities	19,193	9,421
TOTAL LIABILITIES	19,193	9,421

Stockholders’ Deficit
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of July 31, 2017 and 2016)	—	—

Common stock ($.0001 par value, 500,000,000 shares authorized, 75,000,000 shares issued and outstanding as of July 31, 2017 and 2016)	7,500	7,500
Additional paid-in capital	106,456	74,951
Accumulated deficit	(132,653)	(91,713)
Accumulated other comprehensive income	—	—
Total Stockholders’ Deficit	(18,697)	(9,262)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$496	$159

The accompanying notes are an integral part of these consolidated financial statements.

-F4-

CHINA SOAR INFORMATION TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended July 31, 2017	For the Year Ended July 31, 2016
Net Revenues	$—	$—

Operating Expenses
Organization and Related Expenses	3,945	2,131
Professional fees	36,995	62,680
Total Operating Expenses	40,940	64,811
Net Loss	$(40,940)	$(64,811)
Other comprehensive income
Currency translation adjustment	—	—
Comprehensive Loss	$(40,940)	$(64,811)
Basic and Diluted Loss Per Share	$(0.00)	$(0.00)
Weighted average number of common stock outstanding	75,000,000	75,000,000

The accompanying notes are an integral part of these consolidated financial statements.

-F5-

China Soar Information TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’  DEFICIT

FOR THE YEARS ENDED JULY 31, 2017 AND 2016

	Common Stock	Par	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance July 31, 2015	75,000,000	$7,500	$19,402	$(26,902)	—	$—
Net Loss	—	—	—	(64,811)	—	(64,811)
Stockholder’s contributions	—	—	55,549	—	—	55,549
Balance July 31, 2016	75,000,000	7,500	74,951	(91,713)	—	(9,262)
Net Loss	—		—	(40,940)	—	(40,940)
Stockholder’s contributions	—		31,505	—	—	31,505
Currency translation adjustment	—	—	—	—	—	—
Balance July 31, 2017	75,000,000	$7,500	$106,456	$(132,653)	—	$(18,697)

The accompanying notes are an integral part of these consolidated financial statements.

-F6-

CHINA SOAR INFORMATION TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended July 31,2017	For the Year Ended July 31,2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,940)	$(64,811)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	605	47,591
Changes in current assets and liabilities:
Loan from related party	754	-
Accrued expenses	9,018	9,421
Net cash used in operating activities	(30,563)	(7,799)

CASH FLOWS FROM FINANCING ACTIVITIES
Stockholder’s contribution	$30,900	$7,958
Net cash provided by financing activities	$30,900	$7,958

Net increase in cash and cash equivalents	$337	$159
Cash and cash equivalents at beginning of year	159	—
Cash and cash equivalents at end of year	$496	$159

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

-F7-

CHINA SOAR INFORMATION TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED JULY 31, 2017 AND 2016

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

China Soar Information Technology, Inc. (“CSIT”), a Delaware corporation formerly known as Go Public II, Inc., was incorporated under the laws of the State of Delaware on July 22, 2013. On May 26, 2015, CSIT’s former director, Thomas DeNunzio resigned and Mu Chun Lin was appointed as the president, CEO, CFO and sole director. CSIT changed its name from Go Public II, Inc. to China Soar Information Technology, Inc. with the Delaware Secretary of State on June 16, 2015.

CSIT currently owns a piece of intellectual property to utilize, market, further develop and sell in North America, South America and Europe a software application called (“MIMA”) to entrepreneurs and small businesses whereas any merchant can easily create a WEB/WAP e-commerce website or cell phone client and enterprise mobile management information system by themselves. Merchants will not have to rent network hardware operation system, entrust software development and recruit professional management. Instead, CSIT can offer the required network infrastructure, software and hardware platform for the merchant with a low monthly fee. MIMA was created, owned and developed by CSIT’s director, Mu Chun Lin over the course of ten years and was transferred to CSIT on August 24, 2015.

On December 26, 2016 a wholly-owned subsidiary, Henan Mu Ming Information Technology Limited (“the Subsidiary”), was incorporated under the laws of the People’s Republic of China (“PRC”) by CSIT. The Subsidiary was set up to engage in software development and distribution and information and network technology consulting activities. Mu Chun Lin acts as CEO, CFO and sole director of the Subsidiary. CSIT has agreed to fund $1,000,000 to the Subsidiary in exchange for 100% ownership by CSIT. As of July 31, 2017, the Subsidiary had no revenue and minimal start-up expenses, payments of which were loaned to the Subsidiary by Mu Chun Lin. As of the date of filing, CSIT has not yet transferred any funds to the Subsidiary.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION.

The accompanying consolidated financial statements of CSIT and the Subsidiary ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). All intercompany transactions have been eliminated in consolidation.

USE OF ESTIMATES.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

FISCAL YEAR END.

The Company elected July 31st as its fiscal year ending date.

-F8-

COMPREHENSIVE LOSS.

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 220, “Comprehensive Income,” in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

REVENUE RECOGNITION.

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  License fee revenue is recognized over the term of the license agreement on a straight-line basis. When the Company enters into arrangements that contain more than one deliverable, the Company allocates revenue to the separate elements under the arrangement based on their relative selling prices in accordance with FASB ASC 605-25.

FOREIGN CURRENCY TRANSACTIONS AND TRANSLATION.

The functional currency of CSIT is United States (U.S.) Dollars. The functional currency of the Subsidiary is Renminbi (“RMB”). Gains and losses, if any, resulting from transactions in currencies other than the functional currency of the Company are recorded in the statement of operations for the reporting periods as part of operating expense. Included in operating expense were foreign currency transaction gain of $120 and $0 for the years ended July 31, 2017 and 2016. The reporting currency of the Subsidiary is the U.S. dollar. The financial statements in functional currency are translated to U.S. dollars using the closing rate of exchange for assets and liabilities and average rate of exchange for the statement of operations. The capital accounts are translated at historical rate. Translation gains and losses are recorded in the accumulated other comprehensive loss as a component of stockholders' equity. No significant currency translation differences were recorded during the year ended July 31, 2017.

CASH AND CASH EQUIVALENTS.

For the purpose of the financial statements cash equivalents include all highly liquid investments with original maturity of three months or less.

COMMITMENTS AND CONTINGENCIES.

The Company follows FASB ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

EARNINGS (LOSS) PER SHARE.

The Company computes basic and diluted earnings per share amounts in accordance with FASB ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of July 31, 2017.

-F9-

FINANCIAL INSTRUMENTS.

The Company’s financial instruments consist of cash, accrued expenses and loan from a related party. The carrying amounts of these financial instruments approximate their fair value because of the relatively short maturities.

INCOME TAXES.

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

RELATED PARTY TRANSACTIONS.

The Company follows FASB ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

As of July, 2017 and for the year then ended, there were no recently adopted accounting standards that had a material effect on the Company's financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14 which deferred the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of this Update on the financial statements.

 NOTE 3 – MANAGEMENT PLANS

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company has no current revenue sources. The Company has incurred losses and experienced negative cash flows from operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is actively exploring optimal ways to operate its information technology business. Currently, management is in the process of conducting relevant feasibility studies. The development decisions would be finalized after investigating the study results and further announcements will be made when appropriate or required. The Company’s management plans to engage in very limited activities without incurring any significant liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. Mu Chun Lin, a major stockholder, CEO and director of the Company, has agreed to provide continued financial support to the Company while the Company continues in market development activities. If the Company is unable to obtain revenue - producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

-F10-

NOTE 4 - INCOME TAXES

As discussed in Note 2, the Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740.

The income tax benefit (provision) consists of the following:

	2017	2016

Current	$14,329	$22,684
Deferred	—	—
Change in valuation allowance	(14,329)	(22,684)

	$—	$—

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	2017		2016
	Amount	%	Amount	%
Income tax benefit at U.S. federal income tax rate	$(14,329)	(35)	$(22,684)	(35)

Change in valuation allowance	14,329	35	22,684	35

	$—	—	$—	—

The Subsidiary which was incorporated in PRC is subject to an income tax rate of 25% on its taxable income. As it was incorporated in December 2016 and has minimal activities, the tax effect was not reflected in the reconciliation of the effective income tax rate.

-F11-

The components of deferred tax assets as of July 31, 2017 and 2016 are as follows:

	2017	2016

Deferred tax asset for NOL carryforwards	$46,429	$32,110
Valuation allowance	(46,429)	(32,110)

	$—	$—

The valuation allowance for deferred tax assets as of July 31, 2017 and 2016 was $46,429 and $32,110, respectively. The change in the total valuation for the years ended July 31, 2017 and 2016 was an increase of $14,319 and $22,695, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

As of July 31, 2017, the Company had net operating loss carry forwards of approximately $132,000 for US federal tax purposes, expiring through the fiscal year ending July 31, 2033. This amount can be used to offset future taxable income of CSIT.

The timing and manner in which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. Such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.

As of August 1, 2016, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interests or penalties during the year ended July 31, 2017 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the year ended July 31, 2017 and there was no accrual for uncertain tax position as of July 31, 2017. The tax year 2013 and thereafter are subject to examination by major tax jurisdictions.

-F12-

NOTE 5 – ADDITIONAL PAID-IN CAPITAL

Amounts contributed to additional paid in capital for the years ended July 31, 2017 and 2016 totaled $31,505 and $55,549, respectively. (Note 6)

NOTE 6 - RELATED-PARTY TRANSACTIONS

During the year ended July 31, 2017, Mu Chun Lin, the CEO, CFO and sole director of the Company, contributed $31,505 into additional paid-in capital to fund operating expenses including cash contributions of $30,900 and expenses paid by him in the amount of $605.

During the year ended July 31, 2016, Mu Chun Lin contributed $55,549 into additional paid-in capital to fund operating expenses including cash contribution of $7,958 and expenses paid by shareholder in the amount of $47,591.

Mu Chun Lin loaned the Company $754 to fund the operating expenses of the Subsidiary. This loan is unsecured, noninterest-bearing and payable on demand.

On August 24, 2015, CSIT completed a transaction (the “Transaction”) in the form of a software license and royalty agreement, (the “License” or the “License Agreement”) with a company organized under the laws of the PRC, known as “Zhengzhou Xiangtian Information Technology Company Limited,” ("ZXITC"). The president of ZXITC is Mu Chun Lin. The License Agreement allows CSIT to receive a revenue stream equal to 45% of the gross revenue of ZXITC in exchange for licensing intellectual property of CSIT, an annual renewal fees of $25,000 and support fees as mutually agreed based on annual revenue . The License Agreement waives the license fees and support fees in the initial year. The License relates to the development and operation of an Internet and Mobile Marketing Platform in China and Hong Kong. ZXITC plans to utilize the License to provide unique online and mobile marketing services in China and Hong Kong. In the year ended July 31, 2017 and 2016, no royalty income was recorded by CSIT as no revenue was generated from the use of the software by ZXITC. The annual license fees due on August 24, 2016 was waived.

NOTE 7 – SUBSEQUENT EVENTS

The license renewal fees pursuant to the License Agreement (note 6) of $25,000, due on August 24, 2017, were waived by the Company.

-F13-

PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(a) Previous independent registered public accounting firm

(i)       On August 18, 2017, China Soar Information Technology, Inc., (the Company”) dismissed its independent registered public accounting firm, MaloneBailey, LLP.

(ii)       The reports of MaloneBailey, LLP on the Company's financial statements as of and for the fiscal years ended July 30, 2016 and 2015 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company ability to continue as a going concern.

(iii)       The Company's Board of Directors participated in and approved the decision to change independent registered public accounting firms.

(iv)       During the fiscal years ended July 30, 2016 and 2015 and through August 18, 2017, there have been no disagreements with MaloneBailey, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of MaloneBailey, LLP would have caused them to make reference thereto in connection with their report on the financial statements for such years.

(v)       The Company requested that MaloneBailey, LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of the letter provided by MaloneBailey, LLP was filed on August 22, 2017 as Exhibit 16.1 to Form 8-K .

(b) New independent registered public accounting firm

(i)       On August 18, 2017 the Company engaged Morison Cogen LLP as its new independent registered public accounting firm. During the two most recent fiscal years and through August 18, 2017, the Company had not consulted with Morison Cogen LLP regarding any of the following:

(ii)       The application of accounting principles to a specific transaction, either completed or proposed;

(iii)       The type of audit opinion that might be rendered on the Company’s financial statements, and none of the following was provided to the Company: (a) a written report, or (b) oral advice that Morison Cogen LLP concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issue; or

(iv)       Any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control-Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that, as of July 31, 2017, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the Company’s fourth quarter of fiscal year ending July 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position(s)

Mu Chun Lin	30	President, CEO, Secretary, Treasurer and Director

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

At July 31, 2017 we had no employees.

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended July 31, 2017.

Code of Ethics

We have not established a Code of Ethics applicable to our officers and directors.

Procedure for Nominating Directors

In 2017, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated to become executive officers or directors.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of our directors, persons nominated to become directors, executive officers, promoters or control persons were involved in any of the legal proceedings listen in Item 401 (f) of Regulation S-K.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mu Chun Lin	2017	0	0	0	0	0	0	0	0
Mu Chun Lin Chief Executive Officer Chief Financial Officer	2016	0	0	0	0	0	0	0	0

Option/SAR Grants in Last Fiscal Year

None.

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

The Company’s sole director Mu Chun Lin did not receive any compensation during the last fiscal year.

Equity Compensation Plan Information

Not applicable.

Employment Agreements

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock and warrants to purchase shares of our common stock as of November 15, 2016  by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.  As of October 31, 2017 , there were 75,000,000 shares of common stock outstanding.

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

		2017	2016
Audit and Review fees	MaloneBailey, LLP	$11,500	$9,000
Audit fees	Morison Cogen LLP	$8,000
Tax fees		$0
All other fees		$0
Total		$19,500	$9,000

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
2.1	Share Agreement (3)

3.1	Certificate of Incorporation (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended July 31, 2017. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

99.1	S-1 Registration Statement (4)

101.INS	XBRL Instance Document (5)

101.SCH	XBRL Taxonomy Extension Schema (5)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (5)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (5)

101.LAB	XBRL Taxonomy Extension Label Linkbase (5)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (5)

____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 22, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Filed as exhibit 10.1 to the Form 8-K filed on May 29, 2015.
(4)	Filed on September 3, 2015.
(5)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

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

Dated: November 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Mu Chun Lin

Mu Chun Lin, director, principal executive officer, principal financial officer, principal accounting officer

Dated: November 14, 2017