Form 10-K/A
period 2017-07-31
China Soar Information Technology, Inc.
filed 2017-12-12
CIK 1582586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K Annual Report (the "Amendment") amends the Form 10-K Annual Report of China Soar Information Technology, Inc. (the "Company") for the fiscal year ended July 31, 2017 originally filed with the U.S. Securities and Exchange Commission on November 14, 2017 (the "Original Form 10-K"). The sole purpose of this Amendment is to furnish the interactive data files that comprise Exhibit 101. The Amendment includes the exhibit index in Part IV, Item 15 of the Original Form 10-K and includes files relevant to Exhibit 101 that were excluded in the Original Form 10-K.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Form 10-K in any way. Those sections of the Original Form 10-K that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Form 10-K. Furthermore, the Amendment does not reflect events occurring after the dates of the Original Form 10-K. Accordingly, the Amendment should be read in conjunction with the Original Form 10-K.

101.INS - XBRL Instance Document

101.SCH - XBRL Taxonomy Schema

101.CAL - XBRL Taxonomy Calculation Linkbase

101.DEF - XBRL Taxonomy Definition Linkbase

101.LAB - XBRL Taxonomy Label Linkbase

101.PRE - XBRL Taxonomy Presentation Linkbase

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

1. Financial statements for our company are listed in Part II, Item 8 in the Original Form 10-K filed on November 14, 2017.

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto filed in the Original Form 10-K filed on November 14, 2017.

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

Dated: December 12, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Mu Chun Lin

Mu Chun Lin, director, principal executive officer, principal financial officer, principal accounting officer

Dated: December 12, 2017