Form 10-Q
period 2017-10-31
China Soar Information Technology, Inc.
filed 2017-12-15
CIK 1582586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2017

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

[ ]Yes [X ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 15, 2017, 75,000,000 shares of common stock.

TABLE OF CONTENTS

CHINA SOAR INFORMATION TECHNOLOGY, INC.

INDEX

PART I-FINANCIAL INFORMATION

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CHINA SOAR INFORMATION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2017 (unaudited)	July 31, 2017 (audited)

ASSETS
Cash and cash equivalents	$414	$496

TOTAL ASSETS	$414	$496

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Loan from a related party	$754	$754
Accrued expenses	15,946	18,439
Total Current Liabilities	16,700	19,193
TOTAL LIABILITIES	16,700	19,193

Stockholders’ Deficit
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of October 31, 2017 and July 31, 2017)	—	—

Common stock ($.0001 par value, 500,000,000 shares authorized, 75,000,000 shares issued and outstanding as of October 31, 2017 and July 31, 2017)	7,500	7,500
Additional paid-in capital	121,456	106,456
Accumulated deficit	(145,242)	(132,653)
Accumulated other comprehensive income	—	—
Total Stockholders’ Deficit	(16,286)	(18,697)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$414	$496

See Accompanying Notes to Unaudited Financial Statements

CHINA SOAR INFORMATION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended October 31, 2017	For the Three Months Ended October 31, 2016
Net Revenues	$—	$—

Operating Expenses
Organization and Related Expenses	445	2,834
Professional fees	12,144	6,500
Total Operating Expenses	12,589	9,334
Net Loss	$(12,589)	$(9,334)
Other comprehensive income
Currency translation adjustment	—	—
Comprehensive Loss	$(12,589)	$(9,334)
Basic and Diluted Loss Per Share	$(0.00)	$(0.00)
Weighted average number of common stock outstanding	75,000,000	75,000,000

See Accompanying Notes to Unaudited Financial Statements

CHINA SOAR INFORMATION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended October 31, 2017	For the Three Months Ended October 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,589)	$(9,334)
Adjustment to reconcile net loss to net cash used in operating activities:

Changes in current assets and liabilities:

Accrued expenses	(2,493)	(2,316)
Net cash used in operating activities	(15,082)	(11,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Stockholder’s contribution	$15,000	$11,900
Net cash provided by financing activities	$15,000	$11,900

Net increase in cash and cash equivalents	$(82)	$250
Cash and cash equivalents at beginning of year	496	159
Cash and cash equivalents at end of period	$414	$409

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

See Accompanying Notes to Unaudited Financial Statements

CHINA SOAR INFORMATION TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2017 AND 2016

(Unaudited)

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

On December 26, 2016 a wholly-owned subsidiary, Henan Mu Ming Information Technology Limited (“the Subsidiary”), was incorporated under the laws of the People’s Republic of China (“PRC”) by CSIT. The Subsidiary was set up to engage in software development and distribution and information and network technology consulting activities. Mu Chun Lin acts as CEO, CFO and sole director of the Subsidiary. CSIT has agreed to fund $1,000,000 to the Subsidiary in exchange for 100% ownership by CSIT. As of October 31, 2017, the Subsidiary had no revenue and minimal start-up expenses, payments of which were loaned to the Subsidiary by Mu Chun Lin. As of the date of filing, CSIT has not yet transferred any funds to the Subsidiary.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on form 10-K for the year ended July 31, 2017 as filed with the SEC. Operating results for the three months ended October 31, 2017 are not necessarily indicative of the results that may be expected for the year ending July 31, 2018. All intercompany transactions have been eliminated in consolidation.

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

FOREIGN CURRENCY TRANSACTIONS AND TRANSLATION

The functional currency of CSIT is United States (U.S.) Dollars. The functional currency of the Subsidiary is Renminbi (“RMB”). Gains and losses, if any, resulting from transactions in currencies other than the functional currency of the Company are recorded in the statement of operations for the reporting periods as part of operating expense. Included in operating expense were foreign currency transaction loss of $5 and $0 for the three months ended October 31, 2017 and 2016. The reporting currency of the Subsidiary is the U.S. dollar. The financial statements in functional currency are translated to U.S. dollars using the closing rate of exchange for assets and liabilities and average rate of exchange for the statement of operations. The capital accounts are translated at historical rate. Translation gains and losses are recorded in the accumulated other comprehensive loss as a component of stockholders' equity. No significant currency translation differences were recorded during the three months ended October 31, 2017 and 2016.

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

EARNINGS (LOSS) PER SHARE.

The Company computes basic and diluted earnings per share amounts in accordance with FASB ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of October 31, 2017 and 2016.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

As of October 31, 2017, there were no recently adopted accounting standards that had a material effect on the Company's financial statements.

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

NOTE 4 – ADDITIONAL PAID-IN CAPITAL

Amounts contributed to additional paid in capital for the three months ended October 31, 2017 totaled $15,000. (Note 5)

NOTE 5 - RELATED-PARTY TRANSACTIONS

During the three months ended October 31, 2017, Mu Chun Lin, the CEO, CFO and sole director of the Company, contributed cash contributions of $15,000 into additional paid-in capital to fund operating expenses.

NOTE 6 – INCOME TAXES

Income tax expense was $0 for the three months ended October 31, 2017 and 2016.

As of August 1, 2017, the Company had no unrecognized tax benefits and, accordingly, the Company did not recognize interest or penalties during the three months ended October 31, 2017 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three months ended October 31, 2017, and there was no accrual for uncertain tax positions as of October 31, 2017. Tax years from 2013 through 2017 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended October 31, 2017 and 2016, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 7 – SUBSEQUENT EVENTS

From November 1, 2017 through December 15, 2017, Mr. Mu contributed $12,000 into additional paid-in capital to fund operating expenses.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

For the three months ended October 31, 2017 and 2016.

We had no revenue in the three month periods ending October 31, 2017 and 2016.

Our operating expenses were $12,589 and $9,334 for the three months ended October 31, 2017 and 2016, respectively. Operating expenses were solely general and administrative in nature and consisted primarily of professional fees. The increase in operating expenses is primarily attributable to increased audit and review fees and consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of October 31, 2017 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of October 31, 2017 and July 31, 2017.

We had cash of $414 and $496 and no other assets at October 31, 2017 and July 31, 2017, respectively. We had nominal current liabilities of $16,700 and $19,193 at October 31, 2017 and July 31, 2017, respectively.

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

 Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2017. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

For a full discussion of our internal control over financial reporting, please refer to Item 9A, Controls and Procedures, in our 2017 Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during the period ended October 31, 2017 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on July 22, 2013. (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended October 31, 2017. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 22, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

China Soar Information Technology, Inc.

(Registrant)

By: /s/ Mu Chun Lin

        Mu Chun Lin, Chief Executive Officer and Chief Financial Officer

        Dated: December 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Mu Chun Lin

       Mu Chun Lin, Chief Executive Officer and Chief Financial Officer

       Dated: December 15, 2017