Form 10-K
period 2018-07-31
China Soar Information Technology, Inc.
filed 2018-11-14
CIK 1582586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JULY 31, 2018

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55026

China Soar Information Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1722026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Room 803, 8/F K.Wah Centre, 191 Java Road, North Point,Hong Kong
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes  [X ] No

At January 31, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $5,500.

At November 14, 2018,  there were 75,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

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

The License includes the right to enter into certain agreements and use our intellectual property. The Company did not acquire any plant and equipment, and any other business and operational assets of ZXITC as part of the License, and the Company did not hire any employees of ZXITC except for Mu Chun Lin. ZXITC will continue as an independent company, operating in the Peoples Republic of China after the Transaction. The License relates to the development and operation of an Internet and Mobile Marketing Platform in China and Hong Kong. ZXITC plans to utilize the License to provide unique online and mobile marketing services in China and Hong Kong. Our principal executive offices are located at Room 803,8/F.,K.Wah Centre, 191 Java Road, North Point, Hong Kong.

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

In their audit report dated November 14, 2018, our auditor has expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our President, Chief Executive Officer and sole Director Mu Chun Lin may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital within 12 months of the effective date of this registration statement, we may be required to suspend or cease the implementation of our business plan.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

ADMISSION TO QUOTATION ON THE OTC PINK

Our common stock is listed and qualified for quotation in OTC Markets Markets Group, Inc. known as OTC Pink. Our ticker symbol is CNRQ. There has been no trading in our shares in the last twelve months. Our securities are not quoted at this time on the OTC Markets. Therefore, a security holder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The OTC Markets differs from national and regional stock exchanges in that it:

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

Holders

As of October 31, 2018, there were approximately 41 shareholders of record of our common stock and 75,000,000  shares of common stock deemed outstanding.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended July 31, 2018, found in this report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” as described in in Part I, Item 1A of this report.

Our cash balance is $1,227 as of July 31, 2018. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Mu Chun Lin, our President, Chief Executive Officer and Director, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. Mu Chun Lin, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. Being a startup stage company, we have a very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

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

Capital Resources.

We had no material commitments for capital expenditures as of July 31, 2018 and 2017.

Results of Operations for the years ended July 31, 2018 and 2017

For the fiscal year ended July 31, 2018 as compared to the fiscal year ended July 31, 2017, total revenues were $0 and $0, respectively; and net losses were $54,140 and $40,940 respectively. The net losses were attributable to operating expenses. The operating expenses for the year ended July 31, 2018 included, but were not limited to, professional, audit and bank fees.  The operating expenses for the fiscal year ended July 31, 2017 included, but were not limited to, professional and audit fees.

Liquidity

As of July 31, 2018 and 2017 we had cash and cash equivalents of $1,227 and $496, respectively, and had stockholders’ deficit of $27,836 and $18,697, respectively.  We have incurred negative cash flows from operations since we started our business. We have spent and expect to continue to spend only those expenses and amounts necessary to maintain public company registration status. Based on our current plans, our sole officer and director will continue to fund operating expenses.

As of July 31, 2018 and 2017, we had zero cash used in and provided by investing activities.

As of July 31, 2018 and 2017, we had $45,000 and $30,900 provided by financing activities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

CHINA SOAR INFORMATION TECHNOLOGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm Morison Cogen LLP	F2

Consolidated Balance Sheets at July 31, 2018 and 2017	F3

Consolidated Statements of Operations for the Years ended July 31, 2018 and 2017	F4

Consolidated Statements of Changes in Stockholders’ (Deficit) for the Years ended July 31, 2018 and 2017	F5

Consolidated Statements of Cash Flows for the Years ended July 31, 2018 and 2017	F6

Notes to Consolidated Financial Statements	F7-F12

 Table of Contents

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
China Soar Information Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Soar Information Technology, Inc. (the Company) as of July 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended July 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company’s losses from development activities raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Morison Cogen LLP

We have served as the Company’s auditor since 2017.

Blue Bell, Pennsylvania

November 14, 2018

-F2-

CHINA SOAR INFORMATION TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2018	July 31, 2017

ASSETS
Cash	$1,227	$496

TOTAL ASSETS	$1,227	$496

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Loan from a related party	$1,471	$754
Accrued expenses	27,592	18,439
Total Current Liabilities	29,063	19,193
TOTAL LIABILITIES	29,063	19,193

Stockholders’ Deficit
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of July 31, 2018 and 2017)	—	—

Common stock ($.0001 par value, 500,000,000 shares authorized, 75,000,000 shares issued and outstanding as of July 31, 2018 and 2017)	7,500	7,500
Additional paid-in capital	151,456	106,456
Accumulated deficit	(186,792)	(132,653)
Accumulated other comprehensive income	—	—
Total Stockholders’ Deficit	(27,836)	(18,697)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$1,227	$496

The accompanying notes are an integral part of these consolidated financial statements.

-F3-

CHINA SOAR INFORMATION TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended July 31, 2018	For the Year Ended July 31, 2017
Net Revenues	$—	$—

Operating Expenses
Organization and Related Expenses	1,155	3,945
Professional fees	52,985	36,995
Total Operating Expenses	54,140	40,940
Net Operating Loss	$(54,140)	$(40,940)
Other Income
Interest Income	1	—
Total Other Income	1	—
Net Loss	(54,139)	(40,940)
Other comprehensive income
Currency translation adjustment	—	—
Comprehensive Loss	$(54,139)	$(40,940)
Basic and Diluted Loss Per Share	$(0.00)	$(0.00)
Weighted average number of common stock outstanding	75,000,000	75,000,000

The accompanying notes are an integral part of these consolidated financial statements.

-F4-

China Soar Information TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’  DEFICIT

FOR THE YEARS ENDED JULY 31, 2018 AND 2017

	Common Stock	Par	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance July 31, 2016	75,000,000	$7,500	$74,951	$(91,713)	—	$(9,262)
Net Loss	—	—	—	(40,940)	—	(40,940)
Stockholder’s contributions	—	—	31,505	—	—	31,505
Balance July 31, 2017	75,000,000	7,500	106,456	(132,653)	—	(18,697)
Net Loss	—		—	(54,139)	—	(54,139)
Stockholder’s contributions	—		45,000	—	—	45,000
Currency translation adjustment	—	—	—	—	—	—
Balance July 31, 2018	75,000,000	$7,500	$151,456	$(186,792)	—	$(27,836)

The accompanying notes are an integral part of these consolidated financial statements.

-F5-

CHINA SOAR INFORMATION TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended July 31,2018	For the Year Ended July 31,2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,139)	$(40,940)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	—	605
Changes in current assets and liabilities:
Loan from related party	717	754
Accrued expenses	9,153	9,018
Net cash used in operating activities	(44,269)	(30,563)

CASH FLOWS FROM FINANCING ACTIVITIES
Stockholder’s contribution	$45,000	$30,900
Net cash provided by financing activities	$45,000	$30,900

Net increase in cash and cash equivalents	$731	$337
Cash and cash equivalents at beginning of year	496	159
Cash and cash equivalents at end of year	$1,227	$496

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

-F6-

CHINA SOAR INFORMATION TECHNOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR YEARS ENDED JULY 31, 2018 AND 2017

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

On December 26, 2016 a wholly-owned subsidiary, Henan Mu Ming Information Technology Limited (“the Subsidiary”), was incorporated under the laws of the People’s Republic of China (“PRC”) by CSIT. The Subsidiary was set up to engage in software development and distribution and information and network technology consulting activities. Mu Chun Lin acts as CEO, CFO and sole director of the Subsidiary. CSIT has agreed to fund $1,000,000 to the Subsidiary in exchange for 100% ownership by CSIT. As of July 31, 2018, the Subsidiary had no revenue and minimal start-up expenses, payments of which were loaned to the Subsidiary by Mu Chun Lin. As of the date of filing, CSIT has not yet transferred any funds to the Subsidiary.

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

-F7-

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

FOREIGN CURRENCY TRANSACTIONS AND TRANSLATION.

The functional currency of CSIT is United States (U.S.) Dollars. The functional currency of the Subsidiary is Renminbi (“RMB”). Gains and losses, if any, resulting from transactions in currencies other than the functional currency of the Company are recorded in the statement of operations for the reporting periods as part of operating expense. Included in operating expense were foreign currency transaction gain (loss) of $(28) and $120 for the years ended July 31, 2018 and 2017. The reporting currency of the Subsidiary is the U.S. dollar. The financial statements in functional currency are translated to U.S. dollars using the closing rate of exchange for assets and liabilities and average rate of exchange for the statement of operations. The capital accounts are translated at historical rate. Translation gains and losses are recorded in the accumulated other comprehensive loss as a component of stockholders' equity. No significant currency translation differences were recorded during the year ended July 31, 2018, and 2017.

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

EARNINGS (LOSS) PER SHARE.

The Company computes basic and diluted earnings per share amounts in accordance with FASB ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of July 31, 2018, and 2017.

-F8-

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

As of July, 2018 and for the year then ended, there were no recently adopted accounting standards that had a material effect on the Company's financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14 which deferred the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016. The Company does not expect the adoption, on August 1, 2018, of the amendments on the Update to have a material impact on its consolidated financial statements.

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

-F9-

NOTE 4 - INCOME TAXES

As discussed in Note 2, the Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740.

The income tax benefit (provision) consists of the following:

	2018	2017

Current	$14,500	$14,329
Deferred	—	—
Change in valuation allowance	(14,500)	(14,329)

	$—	$—

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	2018		2017
	Amount	%	Amount	%
Income tax benefit at U.S. federal income tax rate	$14,500	27	$14,329	35
Tax rate change	(21,929)	(42)
Change in valuation allowance	7,429	15	14,329	(35)

	$—	—	$—	—

The Subsidiary which was incorporated in PRC is subject to an income tax rate of 25% on its taxable income. As it was incorporated in December 2016 and has minimal activities, the tax effect was not reflected in the reconciliation of the effective income tax rate.

-F10-

The components of deferred tax assets as of July 31, 2018 and 2017 are as follows:

	2018	2017

Deferred tax asset for NOL carryforwards	$39,000	$46,429
Valuation allowance	(39,000)	(46,429)

	$—	$—

In December 2017, the Tax Cuts and Jobs Act was enacted, which reduces the U.S. statutory corporate tax rate from a maximum rate of 35% to 21% for tax years beginning after December 31, 2017. For a corporations whose fiscal year begins before December 31, 2017 and ends after December 31, 2017, the IRS has issued guidance, in notice 2018-38, regarding the calculation of a blended current year tax rate. The Company followed this guidance in the calculation of the current year tax benefit for the fiscal year ended July 31, 2018.   The calculation resulted in a 27% effective tax rate for fiscal 2018. The Tax Cuts and Jobs Act resulted in the re-measurement of the federal portion of the Company’s deferred tax assets and valuation allowance as of July 31, 2018 from 35% to the new 21% tax rate.

The valuation allowance for deferred tax assets as of July 31, 2018 and 2017 was $39,000 and $46,429. The change in the total valuation for the years ended July 31, 2018 and 2017 was a decrease of $7,429, and an increase of $14,329. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

As of July 31, 2018, the Company had net operating loss carry forwards of approximately $186,000 for US federal tax purposes, expiring through the fiscal year ending July 31, 2033. This amount can be used to offset future taxable income of CSIT.

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

As of August 1, 2017, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interests or penalties during the year ended July 31, 2018 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the year ended July 31, 2018, other than the change in the corporate tax rate from 35% to 21%, and there was no accrual for uncertain tax position as of July 31, 2018. The tax year 2013 and thereafter are subject to examination by major tax jurisdictions.

-F11-

NOTE 5 – ADDITIONAL PAID-IN CAPITAL

Amounts contributed to additional paid in capital for the years ended July 31, 2018 and 2017 totaled $45,000 and $31,505 (Note 6).

NOTE 6 - RELATED-PARTY TRANSACTIONS

During the year ended July 31, 2018, Mu Chun Lin, the CEO, CFO and sole director of the Company, contributed $45,000 into additional paid-in capital to fund operating expenses, consisting solely of cash contributions.

During the year ended July 31, 2017, Mu Chun Lin contributed $31,505 into additional paid-in capital to fund operating expenses including cash contributions of $30,900 and expenses paid by him in the amount of $605.

During the years ended July 31, 2018 and 2017, Mu Chun Lin loaned the Company $717 and $754, respectively, to fund the operating expenses of the Subsidiary. This loan, totaling $1,471, is unsecured, noninterest-bearing and payable on demand.

On August 24, 2015, CSIT completed a transaction (the “Transaction”) in the form of a software license and royalty agreement, (the “License” or the “License Agreement”) with a company organized under the laws of the PRC, known as “Zhengzhou Xiangtian Information Technology Company Limited,” ("ZXITC"). The president of ZXITC is Mu Chun Lin. The License Agreement allows CSIT to receive a revenue stream equal to 45% of the gross revenue of ZXITC in exchange for licensing intellectual property of CSIT, an annual renewal fees of $25,000 and support fees as mutually agreed based on annual revenue . The License Agreement waives the license fees and support fees in the initial year. The License relates to the development and operation of an Internet and Mobile Marketing Platform in China and Hong Kong. ZXITC plans to utilize the License to provide unique online and mobile marketing services in China and Hong Kong. In the year ended July 31, 2018 and 2017, no royalty income was recorded by CSIT as no revenue was generated from the use of the software by ZXITC. The annual license fees due on August 24, 2018 and 2017 were waived.

NOTE 7 – SUBSEQUENT EVENTS

The license renewal fees pursuant to the License Agreement (note 6) of $25,000, due on August 24, 2018, were waived by the Company.

-F12-

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control-Integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that, as of July 31, 2018, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the Company’s fourth quarter of fiscal year ending July 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s attestation in this annual report.

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position(s)

Mu Chun Lin	31	President, CEO, Secretary, Treasurer and Director

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

At July 31, 2018 we had no employees.

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended July 31, 2018.

Code of Ethics

We have not established a Code of Ethics applicable to our officers and directors.

Procedure for Nominating Directors

In 2018, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the years ended July 31, 2018 and 2017.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mu Chun Lin	2018	0	0	0	0	0	0	0	0
Mu Chun Lin Chief Executive Officer Chief Financial Officer	2017	0	0	0	0	0	0	0	0

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

Employment Agreements

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock and warrants to purchase shares of our common stock as of November 14, 2018  by (i) each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.  As of October 31, 2018 , there were 75,000,000 shares of common stock outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. The principal address of each of the stockholders listed below is c/o Room 803,8/F, K.Wah Centre, 191 Java Road, North Point, Hong Kong. We believe that all persons named in the table have sole voting and investment power with respect to shares beneficially owned by them.

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

		2018	2017
Audit and Review fees	Morrison Cogen LLP	$20,000	$8,000
Tax fees		$0
All other fees		$0
Total		$20,000	$8,000

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
2.1	Share Agreement (3)

3.1	Certificate of Incorporation (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended July 31, 2018. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

99.1	S-1 Registration Statement (4)

101.INS	XBRL Instance Document (5)

101.SCH	XBRL Taxonomy Extension Schema (5)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (5)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (5)

101.LAB	XBRL Taxonomy Extension Label Linkbase (5)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (5)

____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 22, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Filed as exhibit 10.1 to the Form 8-K filed on May 29, 2015.
(4)	Filed on September 3, 2015.
(5)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

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

Dated: November 14, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Mu Chun Lin

Mu Chun Lin, director, principal executive officer, principal financial officer, principal accounting officer

Dated: November 14, 2018