Form 10-Q
period 2019-04-30
China Soar Information Technology, Inc.
filed 2019-06-19
CIK 1582586

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2019

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

[ ]Yes [X ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 19, 2019, 75,000,000 shares of common stock.

TABLE OF CONTENTS

CHINA SOAR INFORMATION TECHNOLOGY, INC.

INDEX

PART I-FINANCIAL INFORMATION

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CHINA SOAR INFORMATION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2019 (unaudited)	July 31, 2018 (audited)

ASSETS
Cash and cash equivalents	$1,031	$1,227
TOTAL ASSETS	$1,031	$1,227

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Loan from a related party	$1,471	$1,471
Accrued expenses	19,574	27,592
Total Current Liabilities	21,045	29,063
TOTAL LIABILITIES	21,045	29,063

Stockholders’ Deficit
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of April 30, 2019 and July 31, 2018)	—	—

Common stock ($.0001 par value, 500,000,000 shares authorized, 75,000,000 shares issued and outstanding as of April 30, 2019 and July 31, 2018)	7,500	7,500
Additional paid-in capital	183,582	151,456
Accumulated deficit	(211,096)	(186,792)
Accumulated other comprehensive income	—	—
Total Stockholders’ Deficit	(20,014)	(27,836)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$1,031	$1,227

See Accompanying Notes to these Condensed Consolidated Financial Statements

CHINA SOAR INFORMATION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended April 30, 2019	Three Months Ended April 30, 2018	Nine Months Ended April 30, 2019	Nine Months Ended April 30, 2018
Net Revenues	$—	$—	$—	$—

Operating Expenses

Organization and Related Expenses	46	245	462	868
Professional fees	7,850	7,724	23,846	34,567
Total Operating Expenses	7,896	7,969	24,308	35,435
Net Operating Loss	$(7,896)	$(7,969)	$(24,308)	$(35,435)
Other Income
Interest Income	-	-	4	-
Total Other Income	-	-	4	-
Net Loss	$(7,896)	(7,969)	(24,304)	(35,435)
Other comprehensive income
Currency translation adjustment	—	—	—	—
Comprehensive Loss	$(7,896)	$(7,969)	$(24,304)	$(35,435)
Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	75,000,000	75,000,000	75,000,000	75,000,000

See Accompanying Notes to these Condensed Consolidated Financial Statements

CHINA SOAR INFORMATION TECHNOLOGY, INC.

Condensed CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

 FOR THE NINE MONTHS ENDED APRIL 30, 2019

	Common Stock	Par Value Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance July 31, 2018 (Audited)	75,000,000	$7,500	$151,456	$(186,792)	$(27,836)
Stockholder’s contributions	—	—	14,500	—	14,500
Net loss	—	—	—	(8,360)	(8,360)
Balance October 31, 2018	75,000,000	$7,500	$165,956	$(195,152)	$(21,696)
Stockholder’s contributions	—	—	9,776	—	9,776
Net loss	—	—	—	(8,048)	(8,032)
Balance January 31, 2019	75,000,000	$7,500	$175,732	$(203,200)	$(19,968)
Stockholder’s contributions	—	—	7,850	—	7,850
Net loss	—	—	—	(7,896)	(7,896)
Balance April 30, 2019 (Unaudited)	75,000,000	$7,500	$183,582	$(211,096)	$(20,014)

See Accompanying Notes to these Condensed Consolidated Financial Statements

CHINA SOAR INFORMATION TECHNOLOGY, INC.

Condensed CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

 FOR THE NINE MONTHS ENDED APRIL 30, 2018

	Common Stock	Par Value Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance July 31, 2017 (Audited)	75,000,000	$7,500	$106,456	$(132,653)	$(18,697)
Stockholder’s contributions	—	—	15,000	—	15,000
Net loss	—	—	—	(12,589)	(12,589)
Balance October 31, 2017	75,000,000	$7,500	$121,456	$(145,242)	$(16,286)
Stockholder’s contributions	—	—	12,000	—	12,000
Net loss	—	—	—	(14,877)	(14,877)
Balance January 31, 2018	75,000,000	$7,500	$133,456	$(160,119)	$(19,163)
Stockholder’s contributions	—	—	10,000	—	10,000
Net loss	—	—	—	(7,969)	(7,969)
Balance April 30, 2018 (Unaudited)	$75,000,000	$7,500	$143,456	$(168,088)	$(17,132)

See Accompanying Notes to these Condensed Consolidated Financial Statements

CHINA SOAR INFORMATION TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended April 30, 2019	For the Nine Months Ended April 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,304)	$(35,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Expense contributed to capital	16,746	-
Changes in current assets and liabilities:

Accrued expenses	(8,018)	(1,664)
Net cash used in operating activities	$(15,576)	$(37,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Stockholder’s contribution	$15,380	$37,000
Net cash provided by financing activities	$15,380	$37,000

Net decrease in cash, cash equivalents and restricted cash	$(196)	$(100)
Cash and cash equivalents at beginning of year	1,227	496
Cash and cash equivalents at end of period	$1,031	$396

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

See Accompanying Notes to these Condensed Consolidated Financial Statements

CHINA SOAR INFORMATION TECHNOLOGY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2019 AND 2018

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

On December 26, 2016 a wholly-owned subsidiary, Henan Mu Ming Information Technology Limited (“the Subsidiary”), was incorporated under the laws of the People’s Republic of China (“PRC”) by CSIT. The Subsidiary was set up to engage in software development and distribution and information and network technology consulting activities. Mu Chun Lin acts as CEO, CFO and sole director of the Subsidiary. CSIT has agreed to fund $1,000,000 to the Subsidiary in exchange for 100% ownership by CSIT. As of April 30, 2019, the Subsidiary had no revenue and minimal start-up expenses, payments of which were loaned to the Subsidiary by Mu Chun Lin. As of the date of filing, CSIT has not yet transferred any funds to the Subsidiary.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on form 10-K for the year ended July 31, 2018 as filed with the SEC. Operating results for the three and nine months ended April 30, 2019 are not necessarily indicative of the results that may be expected for the year ending July 31, 2019. All intercompany transactions have been eliminated in consolidation.

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

FOREIGN CURRENCY TRANSACTIONS AND TRANSLATION

The functional currency of CSIT is United States (U.S.) Dollars. The functional currency of the Subsidiary is Renminbi (“RMB”). Gains and losses, if any, resulting from transactions in currencies other than the functional currency of the Company are recorded in the statement of operations for the reporting periods as part of operating expense. Included in operating expense were foreign currency transaction gain of $5 for the nine months ended April 30, 2019 and a loss of $8 for the nine months ended April 30, 2018. The reporting currency of the Subsidiary is the U.S. dollar. The financial statements in functional currency are translated to U.S. dollars using the closing rate of exchange for assets and liabilities and average rate of exchange for the statement of operations. The capital accounts are translated at historical rate. Translation gains and losses are recorded in the accumulated other comprehensive loss as a component of stockholders' equity. No significant currency translation differences were recorded during the three and nine months ended April 30, 2019 and 2018.

COMMITMENTS AND CONTINGENCIES.

The Company follows FASB ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

EARNINGS (LOSS) PER SHARE.

The Company computes basic and diluted earnings per share amounts in accordance with FASB ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of April 30, 2019 and 2018.

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

NOTE 4 – ADDITIONAL PAID-IN CAPITAL

Amounts contributed to additional paid in capital for the nine months ended April 30, 2019 totaled $32,126. (Note 5)

NOTE 5 - RELATED-PARTY TRANSACTIONS

During the nine months ended April 30, 2019, Mu Chun Lin, the CEO, CFO and sole director of the Company, contributed cash contributions of $15,380 into additional paid-in capital to fund operating expenses and directly paid expenses on behalf of the Company totaling $16,746.

NOTE 6 – INCOME TAXES

Income tax expense was $0 for the three and nine months ended April 30, 2019 and 2018.

As of August 1, 2018, the Company had no unrecognized tax benefits and, accordingly, the Company did not recognize interest or penalties during the nine months ended April 30, 2019 related to unrecognized tax benefits. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. This legislation reduced the federal corporate tax rate from the previous 35% to 21%. There was no accrual for uncertain tax positions as of April 30, 2019. The tax year 2013 and thereafter are subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and nine months ended April 30, 2019 and 2018, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 7 – SUBSEQUENT EVENTS

In June 2019, Mr. Mu paid operating expenses on behalf of the Company totaling $7,850.

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

RESULTS OF OPERATIONS

For the three months ended April 30, 2019 and 2018.

We had no revenue in the three month periods ended April 30, 2019 and 2018.

Our operating expenses were $7,896 and $7,969 for the three months ended April 30, 2019 and 2018, respectively. Operating expenses were solely general and administrative in nature including office, accounting and consisted primarily of professional fees.

 For the nine months ended April 30, 2019 and 2018.

We had no revenue in the nine month periods ending April 30, 2019 and 2018.

Our operating expenses were $24,308 and $35,435 for the nine months ended April 30, 2019 and 2018, respectively. Operating expenses were solely general and administrative in nature including office, accounting and consisted primarily of professional fees. The decrease in operating expenses is primarily attributable to decreased professional fees.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of April 30, 2019 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of April 30, 2019 and July 31, 2018.

We had cash and cash equivalents of $1,031 and $396 and no other assets at April 30, 2019 and April 30, 2018, respectively. We had current liabilities of $21,045 and $29,063 at April 30, 2019 and July 31, 2018, respectively. See Note 3 to the Condensed Consolidated Financial Statement for management plans.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2019. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

For a full discussion of our internal control over financial reporting, please refer to Item 9A, Controls and Procedures, in our 2018 Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during the period ended April 30, 2019 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on July 22, 2013. (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended April 30, 2019. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 22, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

China Soar Information Technology, Inc.

(Registrant)

By: /s/ Mu Chun Lin

Mu Chun Lin, Chief Executive Officer and Chief Financial Officer

Dated: June 19, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Mu Chun Lin

Mu Chun Lin, Chief Executive Officer and Chief Financial Officer

Dated: June 19, 2019